Form 10-Q
period 1995-03-31
WEATHERFORD INTERNATIONAL INC
filed 1995-05-15
CIK 29302

===============================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

  (Mark one)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 1995
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to __________
                         Commission file number 1-7867

                    WEATHERFORD INTERNATIONAL INCORPORATED
             (Exact name of registrant as specified in its charter)

               DELAWARE                               74-1681642
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                            1360 POST OAK BOULEVARD
                                   SUITE 1000
                                 HOUSTON, TEXAS
                                      77056
                   (Address of principal executive offices)
                                   (Zip code)

                                (713)  439-9400
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No     .
                                       ----      ----

There were 54,354,698 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 30, 1995, including 30,577 and 24,212 shares, respectively, deemed to be outstanding pending the exchange of shares of common stock of Petroleum Equipment Tools Co. and H & H Oil Tool Co., Inc., but excluding 118,933 shares classified as Treasury Stock.

===============================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       MARCH 31,  DECEMBER 31,
                       ASSETS                            1995         1994
                                                      ----------- ------------
                                                      (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents...........................   $ 11,475      $ 22,324
 Receivables, net of allowance of $7,896 and $7,610..    106,078       104,424
 Inventories, net of allowance of $9,783 and $9,352..     52,264        54,381
 Deferred tax assets.................................      1,178         1,148
 Prepayments and other...............................      7,326         7,251
                                                        --------      --------
  Total current assets...............................    178,321       189,528
                                                        --------      --------
PROPERTY, PLANT AND EQUIPMENT, AT COST...............    557,700       544,199
 Less -- Accumulated depreciation....................    339,182       329,043
                                                        --------      --------
                                                         218,518       215,156
                                                        --------      --------
GOODWILL, NET........................................     36,274        34,970
                                                        --------      --------
OTHER ASSETS.........................................     14,365        14,309
                                                        --------      --------
                                                        $447,478      $453,963
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term debt......................................  $    450      $    113
 Current portion of long-term debt....................    16,255        16,262
 Accounts payable.....................................    18,702        27,299
 Accrued income taxes.................................     6,686         6,329
 Other accrued liabilities............................    41,203        49,586
                                                        --------      --------
  Total current liabilities...........................    83,296        99,589
                                                        --------      --------
LONG-TERM DEBT........................................    53,692        55,701
                                                        --------      --------
DEFERRED TAX LIABILITIES..............................     2,602         2,597
                                                        --------      --------
OTHER LONG-TERM LIABILITIES...........................    14,444        13,876
                                                        --------      --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par; shares authorized 1,000,000;
  none issued.........................................        --            --
 Common stock, $.10 par; shares authorized 80,000,000;
  issued 54,343,391 and 54,256,434....................     5,434         5,426
 Paid-in capital......................................   277,367       277,114
 Retained earnings (deficit)..........................     7,604        (1,552)
 Cumulative translation adjustment....................     3,988         2,013
 Treasury stock, 118,112 and 102,404 common shares,
  at cost.............................................      (949)         (801)
                                                        --------      --------
                                                         293,444       282,200
                                                        --------      --------
                                                        $447,478      $453,963
                                                        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
REVENUES:
  International....................................  $ 49,496    $ 41,354
  United States....................................    51,538      47,439
                                                     --------    --------
    Total revenues.................................   101,034      88,793
                                                     --------    --------
COSTS AND EXPENSES:
  Cost of sales and services.......................    73,315      63,666
  Selling, general and administrative expenses.....    14,278      14,227
  Research and development.........................       818         635
  Equity in earnings of unconsolidated affiliates..      (525)       (358)
  Foreign currency (gain) loss, net................       (33)        334
  Other (income) expense, net......................      (512)       (121)
                                                      --------   --------
    Total operating costs and expenses.............     87,341     78,383
                                                      --------   --------
OPERATING INCOME:
  International....................................      8,781      7,137
  United States....................................      5,912      4,126
  Corporate........................................     (1,000)      (853)
                                                      --------   --------
  Total operating income...........................     13,693     10,410

Interest expense...................................      1,821        718
Interest income....................................       (214)      (223)
                                                      --------   --------

INCOME BEFORE INCOME TAXES.........................     12,086      9,915
  Income taxes.....................................      2,930      2,731
                                                      --------   --------
NET INCOME.........................................   $  9,156   $  7,184
                                                      ========   ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING....................     54,396     54,331
                                                      ========   ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE.................................   $   0.17   $   0.13
                                                      ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                           (UNAUDITED - IN THOUSANDS)


                                                  RETAINED   CUMULATIVE
                                COMMON  PAID-IN   EARNINGS   TRANSLATION  TREASURY
                                STOCK   CAPITAL   (DEFICIT)  ADJUSTMENT     STOCK     TOTAL
                                ------  --------  ---------  -----------  ---------  --------

  BALANCE, DECEMBER 31, 1994..  $5,426  $277,114   $(1,552)    $2,013     $(801)   $282,200

    Shares issued under
     employee benefit plans...      --        48        --         --        --          48
    Stock grants and options
     exercised................       8       205        --         --      (148)         65
    Currency translation
     adjustment...............      --        --        --      1,975        --       1,975
    Net income................      --        --     9,156         --        --       9,156
                                ------  --------  --------     -------   -------   --------

  BALANCE, MARCH 31, 1995       $5,434  $277,367   $ 7,604      $3,988   $ (949)   $293,444
                                ======  ========   =======      ======   ======    ========


  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED--IN THOUSANDS)

                                                                     FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                    ----------------------
                                                                       1995        1994
                                                                    ----------  ----------

NET INCOME........................................................   $  9,156     $ 7,184
Income items not requiring (providing) cash:
  Depreciation and amortization...................................     10,664       8,681
  Undistributed earnings of affiliates............................       (231)       (358)
  Gain on disposal of property, plant and equipment, net..........     (1,269)       (986)
  Deferred income tax benefit.....................................       (140)        (28)
  Increase(decrease) in cash from changes in operating accounts:
    Receivables, net..............................................       (273)      1,147
    Inventories, net..............................................      3,195      (4,792)
    Prepayments and other.........................................         (4)       (427)
    Accounts payable and accrued liabilities......................    (17,813)     (4,503)
    Other long-term liabilities...................................        378          50
                                                                     --------     -------

CASH PROVIDED BY OPERATING ACTIVITIES.............................      3,663       5,968
                                                                     --------     -------

Purchases of property, plant and equipment........................    (11,733)     (6,870)
Acquisitions, net of notes issued and cash acquired...............         --      (2,200)
Proceeds from disposition of assets...............................      2,330       1,344
Other net cash flows from investing activities....................       (231)     (1,249)
                                                                     --------     -------

CASH USED IN INVESTING ACTIVITIES.................................     (9,634)     (8,975)
                                                                     --------     -------

Proceeds from bank borrowings.....................................      6,314          --
Repayments of indebtedness........................................     (8,010)     (2,323)
Net cash flows from currency hedging transactions.................     (4,368)         --
Proceeds from sale of stock to employee benefit plans and stock
  option exercises................................................        113         473
                                                                     --------     -------

CASH USED IN FINANCING ACTIVITIES.................................     (5,951)     (1,850)
                                                                     --------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................      1,073         121
                                                                     --------     -------

DECREASE IN CASH AND CASH EQUIVALENTS.............................    (10,849)     (4,736)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................     22,324      21,905
                                                                     --------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................   $ 11,475     $17,169
                                                                     ========     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest........................................................   $  1,340     $   286
  Income taxes....................................................      2,939       1,379
Purchase of equipment financed by debt............................         --         300

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    (1) The consolidated financial statements of Weatherford International Incorporated and its subsidiaries (the "Company" or "Weatherford") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

    Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

   It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant accounting changes have occurred during the three months ended March 31, 1995.

   (2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

  (3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):

                              MARCH 31,  DECEMBER 31,
                                1995         1994
                              ---------  ------------

Spare parts and components..    $17,403       $17,593
Raw materials...............      4,531         4,984
Work in process.............      5,391         5,211
Finished goods..............     24,939        26,593
                                -------       -------
                                $52,264       $54,381
                                =======       =======


    (4) SUMMARIZED FINANCIAL INFORMATION OF 50% OR LESS-OWNED AFFILIATES. The Company owns a 49% interest in each of two Saudi Arabian companies and an Abu Dhabi joint venture, which are included in other assets in the accompanying consolidated balance sheets. The Company owned a 50% interest in a U.S. partnership that was dissolved in 1994. Summarized financial information for these affiliates is as follows (in thousands):


                                   MARCH 31,  DECEMBER 31,
                                     1995         1994
                                   ---------  ------------
        BALANCE SHEET DATA:
        Current assets...........     $3,746        $3,591
        Non-current assets.......        969           947
                                      ------        ------
          Total assets...........     $4,715        $4,538
                                      ======        ======

        Current liabilities......     $1,174        $1,462
        Non-current liabilities..        386           391
                                      ------        ------
          Total liabilities......     $1,560        $1,853
                                      ======        ======

                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                      --------------------
                                        1995          1994
                                      ------        ------
      INCOME STATEMENT DATA:
        Revenues.................     $2,198        $2,624
        Gross profit.............      1,217           887
        Net income...............      1,070           727


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES

                                BUSINESS REVIEW

   Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the oil and gas industry. Weatherford's principal businesses consist of providing tubular handling services, renting specialized oilfield equipment and providing fishing services and related tools, and manufacturing and selling cementation products and other equipment. Weatherford operates in virtually every oil and gas exploration and production region in the world, with locations in more than 40 countries, including the United States.

   Weatherford has grown significantly through acquisition in recent years, having acquired 18 businesses since November 1991. Management believes that the Company is the industry leader in each of its three principal businesses and, since April 1993, the Company's revenues have been approximately equally balanced between United States and international operations.

   The following tables sets forth the Company's revenues attributable to each of its principal businesses (in thousands):

                                    THREE MONTHS ENDED
                                         MARCH 31,        YEAR ENDED DECEMBER 31,
                                    ------------------  ----------------------------
                                      1995      1994      1994      1993      1992
                                    --------  --------  --------  --------  --------
Oilfield services and rentals:
 Tubular handling services          $ 28,689  $26,586  $109,503  $105,715  $103,360
 Rental tools and fishing
   tool services                      44,209   40,012   170,387   130,943    53,651
 Other services                        3,322    2,307    12,264    14,118     8,819
                                    --------  -------  --------  --------  --------
   Total services & rentals           76,220   68,905   292,154   250,776   165,830
                                    --------  -------  --------  --------  --------

Oilfield products and equipment:
 Cementation products                 10,718   10,391    43,201    41,734    30,160
 Other products and equipment         14,096    9,497    36,959    40,573    26,974
                                    --------  -------  --------  --------  --------
   Total products & equipment         24,814   19,888    80,160    82,307    57,134
                                    --------  -------  --------  --------  --------

Total revenues                      $101,034  $88,793  $372,314  $333,083  $222,964
                                    ========  =======  ========  ========  ========

   Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity is largely dependent on the level and volatility of oil and natural gas prices. The following table sets forth selected statistics reflecting industry conditions and the Company's financial results:



                                      THREE MONTHS ENDED
                                          MARCH 31,           YEAR ENDED DECEMBER 31,
                                      ------------------   -----------------------------
                                        1995       1994     1994        1993       1992
                                      --------   -------   ------      ------     ------
Average rig count (a):
 United States......................       711      760       775        754        721
 International......................     1,060    1,059       997        960        959
                                         ------   ------    ------     ------     ------
 Worldwide..........................     1,771    1,819     1,772      1,714      1,680

Revenue per rig (in thousands)(b):
 United States......................    $   72   $   62    $  240     $  233     $  115
 International......................        47       39       187        164        146
 Worldwide..........................        57       49       210        194        133

- --------
(a) Calculated by averaging rig count figures as published by Baker Hughes Incorporated.
(b)  Calculated by dividing revenues by average rig count.


                              FINANCIAL CONDITION

   The Company's operations provided cash of $3,663,000 during the first three months of 1995 compared to $5,968,000 during the first three months of 1994. The decrease in operating cash flow is primarily attributable to net decreases in cash from changes in operating accounts totaling $14,517,000 in the first three months of 1995, compared to $8,525,000 in the same period of 1994, primarily as a result of increased payments in 1995 related to capital assets and inventories purchased in the fourth quarter of 1994. Net income before depreciation and amortization of $19,820,000 in the first three months of 1995 increased $3,955,000 when compared to the same period in 1994.

   Capital expenditures increased to $11,733,000 during the three months ended March 31, 1995 compared to $6,870,000 for the same period in 1994. The increase was primarily attributable to the international segment, where the Company expanded its operations since March 1994 with acquisitions in the North Sea, the Asia-Pacific Region and South America. Management anticipates that 1995 capital expenditures, excluding acquisitions, will not exceed the level incurred for the full year of 1994.

   The Company's consolidated indebtedness decreased from $72,076,000 at December 31, 1994 to $70,397,000 at March 31, 1995, primarily as a result of scheduled debt repayments partially offset by borrowings under revolving credit facilities. The Company's total debt-to-total capitalization ratio was 19% at March 31, 1995 compared to 20% at December 31, 1994.

   The Company has a $75,000,000 Term Loan (the "Term Loan") and a $50,000,000 Revolving Credit Facility (the "Revolving Credit Facility"; collectively, the "Facilities"). The Term Loan is repayable in equal quarterly installments through March 31, 1999. The balance outstanding at March 31, 1996 under the Revolving Credit Facility will be repayable in equal quarterly installments through March 31, 1999. Amounts outstanding under the Facilities accrue interest at a variable rate, depending on the Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at March 31, 1995 was 7.1%. The Facilities are secured by the stock of certain of the Company's significant subsidiaries. The Company is required under the Facilities agreement to maintain certain financial ratios and is limited thereby in its ability to pay dividends on and repurchase Common Stock, incur indebtedness, make investments, and dispose of, pledge or otherwise transfer assets of the

Company. At March 31, 1995, the balances outstanding under the Term Loan and the Revolving Credit Facility were $63,158,000 and $6,000,000, respectively. At March 31, 1995, the Company had $44,000,000 available to borrow under the Revolving Credit Facility and $13,886,000 available for borrowing under working capital facilities of certain of its international subsidiaries.

   The Company has entered into forward exchange contracts as a hedge against currency exposures related to certain intercompany loans resulting from the acquisition of the Rental Division of Odfjell Drilling and Consulting Company ("Odfjell Rental") in April 1994. Market value gains and losses recognized on the hedges offset foreign currency transaction gains and losses recognized on the related exposures. Settlement of forward exchange contracts resulted in net cash outflows totaling $4,368,000 during the first quarter of 1995.

   Management believes the combination of working capital, the unused portion of existing credit facilities and cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its routine operations. The Company continues to seek opportunities to enhance its competitiveness through strategic acquisitions. The Company is currently considering several potential acquisitions, which are at various stages of negotiation or due diligence. Management believes that any borrowings made in connection with any such acquisitions will not have a materially adverse impact on the Company's liquidity. Management believes that it is premature to provide specific information with respect to any such possible acquisitions because of the status of, and possible adverse impact on, negotiations, and because, in any event, there can be no assurance that any of such possible acquisitions will be consummated.

   Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America and the Asia-Pacific Region, that are inherently subject to risks of civil disturbance and political activities which may disrupt oil and gas exploration and production activities, restrict the movement of funds or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including Nigeria, Algeria, Yemen and Pakistan in particular, have experienced increased levels of social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, in the opinion of management, it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial position or liquidity of the Company.

   The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future. The Company's ability to pay dividends on Common Stock is restricted by the terms of the Facilities.


                             RESULTS OF OPERATIONS
               FIRST QUARTER 1995 COMPARED TO FIRST QUARTER 1994

   Revenues increased 14% from $88,793,000 in the first quarter of 1994 to $101,034,000 in the first quarter of 1995. International revenues increased $8,142,000, or 20%, to $49,496,000 compared to $41,354,000 during the first quarter of 1994, primarily as a result of the inclusion of the Odfjell Rental operations acquired in April 1994, several smaller 1994 acquisitions and increased service activity in certain markets. During the first quarter of 1995, the average international rig count was essentially unchanged compared to the same period of 1994. United States revenues increased $4,099,000, or 9%, to $51,538,000 in the first quarter of 1995 compared to $47,439,000 for the same period of 1994, primarily as a result of a large export sale of products totaling $5,867,000. The average U.S. drilling and workover rig counts were 6% and 4% lower, respectively, in the first quarter of 1995 than in the first quarter of 1994.

   Gross profit increased $2,592,000, or 10%, to $27,719,000 from $25,127,000 when comparing the first quarter of 1995 to the first quarter of 1994. As a percentage of revenues, gross profit declined from 28.3% to 27.4%, reflecting differences in the revenue mix geographically and with respect to the services and products provided.

   Selling, general and administrative expenses were virtually unchanged, increasing $51,000 to $14,278,000 in the first quarter of 1995 compared to $14,227,000 in the first quarter of 1994, primarily as a result of the addition of Odfjell Rental and other businesses acquired in 1994, substantially offset by cost savings achieved in consolidating the operations of H & H Oil Tool Co., Inc. ("H & H"), a U.S. rental and fishing tool company acquired in September 1994 as a pooling of interests. As a percentage of revenues, selling, general and administrative expenses decreased from 16.0% to 14.1%, reflecting the impact of revenue growth and the consolidation cost savings.

   Research and development costs increased 29% from $635,000 in the first quarter of 1994 to $818,000 in the first quarter of 1995, primarily reflecting the expansion of the Company's development activities to support its three principal businesses.

   The Company owns a 49% interest in each of two Saudi Arabian companies and an Abu Dhabi joint venture. The Company owned a 50% interest in a U.S. partnership that was dissolved in 1994. The Company's equity in the earnings of these affiliates increased $167,000 to $525,000 in the first quarter of 1995, primarily as a result of improved operating results in Saudi Arabia.

   As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net exchange transaction gains of $33,000 in the first quarter of 1995 compared to net exchange transaction losses of $334,000 in the first quarter of 1994.

   Operating income increased $3,283,000, or 32%, to $13,693,000 in the first quarter of 1995 compared to $10,410,000 in the same period in 1994, primarily as a result of the increased gross profit.

   Interest expense increased by $1,103,000 to $1,821,000 in the first quarter of 1995 compared to $718,000 in the first quarter of 1994, primarily as a result of higher average debt balances outstanding in 1995 and higher market interest rates.

   The income tax provision consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. alternative minimum taxes and U.S. state income taxes. The income tax provision does not include U.S. regular federal income tax due to the availability of U.S. net operating loss carryforwards. The consolidated income tax provision increased to $2,930,000 during the first quarter of 1995 compared to $2,731,000 in the first quarter of 1994. The Company's overall effective tax rate decreased from 28% to 24%, primarily reflecting stronger profitability in the United States, where net operating loss carryforwards are available.

   The Company conducts a portion of its business in currencies other than the U.S. dollar, including the German mark, the U.K. pound sterling, the Norwegian krone and the Canadian dollar. As a result of a weaker U.S. dollar, the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries were generally lower during the first quarter of 1995 compared to the same period in 1994, thereby increasing the amount of U.S. dollars reflected on the Company's 1995 consolidated statement of income. Had the first quarter 1995 average exchange rates been the same as in the first quarter of 1994, revenues for the first quarter of 1995 would have been approximately $2,300,000 lower. The impact on net income would not have been material.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  Exhibits

           *10.1 Change of Control Agreement with Philip D. Gardner, Robert A. Seekely and F. Thomas Tilton.

           *10.2 First Amendment to Change of Control Agreement with Philip Burguieres, James R. Burke, M. E. Eagles, Norman W. Nolen, H. Suzanne Thomas, James D. Green, Gay S. Mayeux, Jon Nicholson and Weldon W. Walker.

            27    Financial Data Schedule

           *      Management contract or compensatory plan or arrangement.

      (B)  Reports on Form 8-K

          None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WEATHERFORD INTERNATIONAL INCORPORATED
                                         (Registrant)


Date: May 12, 1995        By:        NORMAN W. NOLEN
                             ---------------------------------------
                                     NORMAN W. NOLEN
                             Senior Vice President, Chief Financial
                                    Officer & Treasurer