Form 10-Q
period 1995-06-30
WEATHERFORD INTERNATIONAL INC
filed 1995-08-14
CIK 29302

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

================================================================================

  (Mark one)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995
                                                 -------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                         Commission file number 1-7867
                                                ------

                     WEATHERFORD INTERNATIONAL INCORPORATED
             (Exact name of registrant as specified in its charter)


               DELAWARE                                74-1681642
       ------------------------------       -----------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

                            1360 POST OAK BOULEVARD
                                   SUITE 1000
                                 HOUSTON, TEXAS
                                      77056
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                (713)  439-9400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.
                                        ---

There were 54,307,078 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 31, 1995, including 30,057 and 22,979 shares, respectively, deemed to be outstanding pending the exchange of shares of common stock of Petroleum Equipment Tools Co. and H & H Oil Tool Co., Inc., but excluding 103,153 shares classified as Treasury Stock.

                                 (Page 1 of 15)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             JUNE 30,  DECEMBER 31,
                                                              1995       1994
                                                            ---------  ------------
                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................  $ 12,826      $ 22,324
 Receivables, net of allowance of $7,872 and $7,610.......   111,379       104,424
 Inventories, net of allowance of $9,925 and $9,352.......    53,622        54,381
 Deferred tax assets......................................     1,224         1,148
 Prepayments and other....................................     8,082         7,251
                                                            --------      --------
  Total current assets....................................   187,133       189,528
                                                            --------      --------
PROPERTY, PLANT AND EQUIPMENT, AT COST....................   565,458       544,199
 Less -- Accumulated depreciation.........................   345,053       329,043
                                                            --------      --------
                                                             220,405       215,156
                                                            --------      --------
GOODWILL, NET.............................................    36,558        34,970
                                                            --------      --------
OTHER ASSETS..............................................    15,735        14,309
                                                            --------      --------
                                                            $459,831      $453,963
                                                            ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term debt..........................................  $    124   $    113
 Current portion of long-term debt........................    16,302     16,262
 Accounts payable.........................................    15,579     27,299
 Accrued income taxes.....................................     7,642      6,329
 Other accrued liabilities................................    41,532     49,586
                                                            --------   --------
  Total current liabilities...............................    81,179     99,589
                                                            --------   --------
LONG-TERM DEBT............................................    57,343     55,701
                                                            --------   --------
DEFERRED TAX LIABILITIES..................................     2,667      2,597
                                                            --------   --------
OTHER LONG-TERM LIABILITIES...............................    14,094     13,876
                                                            --------   --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par; shares authorized 1,000,000;
  none issued.............................................         -          -
 Common stock, $.10 par; shares authorized 80,000,000;
  issued 54,391,513 and 54,256,434........................     5,440      5,426
 Paid-in capital..........................................   277,723    277,114
 Retained earnings (deficit)..............................    16,830     (1,552)
 Cumulative translation adjustment........................     5,386      2,013
 Treasury stock, 103,153 and 102,404 common shares, at
  cost....................................................      (831)      (801)
                                                            --------   --------
                                                             304,548    282,200
                                                            --------   --------
                                                            $459,831   $453,963
                                                            ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                          ENDED JUNE 30,         ENDED JUNE 30,
                                      ----------------------  ---------------------
                                         1995        1994        1995       1994
                                      ----------  ----------  ----------  ---------
 REVENUES:
 International......................    $53,129     $45,141    $102,625   $ 86,495
 United States......................     44,924      46,463      96,462     93,902
                                        -------     -------    --------   --------
   Total revenues...................     98,053      91,604     199,087    180,397
                                        -------     -------    --------   --------

COSTS AND EXPENSES:
 Cost of sales and services.........     70,931      64,740     144,246    128,406
 Selling, general and
   administrative expenses..........     14,087      14,864      28,365     29,091
 Research and development...........        953         749       1,771      1,384
 Equity in earnings of
   unconsolidated affiliates........       (374)       (413)       (899)      (771)
 Foreign currency (gain) loss, net..       (236)     (2,361)       (269)    (2,027)
 Other (income) expense, net........     (1,314)         25      (1,826)       (96)
                                        -------     -------    --------   --------
   Total costs and expenses.........     84,047      77,604     171,388    155,987
                                        -------     -------    --------   --------

OPERATING INCOME:
 International......................      9,371       6,789      18,152     13,926
 United States......................      5,511       5,781      11,423      9,907
 Corporate..........................       (876)      1,430      (1,876)       577
                                        -------     -------    --------   --------
   Total operating income...........     14,006      14,000      27,699     24,410

 Interest expense...................      1,787       1,445       3,608      2,163
 Interest income....................       (168)       (273)       (382)      (496)
                                        -------     -------    --------   --------

INCOME BEFORE INCOME TAXES..........     12,387      12,828      24,473     22,743

 Income taxes.......................      3,161       3,109       6,091      5,840
                                        -------     -------    --------   --------

NET INCOME..........................    $ 9,226     $ 9,719    $ 18,382   $ 16,903
                                        =======     =======    ========   ========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING.................     54,664      54,367      54,527     54,320
                                        =======     =======    ========   ========

INCOME PER COMMON AND
 COMMON EQUIVALENT
 SHARE..............................    $  0.17     $  0.18    $   0.34   $   0.31
                                        =======     =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                           (UNAUDITED - IN THOUSANDS)


                                                  RETAINED   CUMULATIVE
                                COMMON  PAID-IN   EARNINGS   TRANSLATION  TREASURY
                                STOCK   CAPITAL   (DEFICIT)  ADJUSTMENT     STOCK     TOTAL
                                ------  --------  ---------  -----------  ---------  --------
  BALANCE, DECEMBER 31, 1994..  $5,426  $277,114   $(1,552)       $2,013     $(801)  $282,200

    Shares issued under
     employee benefit plans...       1        94         -             -         -         95
    Stock grants and options
     exercised................      13       515         -             -       (30)       498
    Currency translation
     adjustment...............       -         -         -         3,373         -      3,373
    Net income................       -         -    18,382             -         -     18,382
                                ------  --------  --------   -----------  --------   --------
  BALANCE, JUNE 30, 1995......  $5,440  $277,723   $16,830        $5,386     $(831)  $304,548
                                ======  ========  ========   ===========  ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                    ------------------------------
                                                                       1995               1994
                                                                    ----------           ---------
NET INCOME........................................................  $ 18,382             $ 16,903
Income items not requiring (providing) cash:
  Depreciation and amortization...................................    22,586               17,393
  Undistributed earnings of affiliates............................      (116)                (379)
  Gain on disposal of property, plant and equipment, net..........    (3,062)              (1,707)
  Unrealized foreign currency gain................................         -               (2,346)
  Deferred income tax benefit.....................................      (165)                   -
  Increase(decrease) in cash from changes in operating accounts:
    Receivables, net..............................................    (4,559)              (4,392)
    Inventories, net..............................................     2,373               (7,890)
    Payment of deferred loan costs................................         -                 (748)
    Prepayments and other.........................................      (711)              (1,986)
    Accounts payable and accrued liabilities......................   (20,234)                 913
    Other long-term liabilities...................................       (82)              (1,833)
                                                                    --------             --------

CASH PROVIDED BY OPERATING ACTIVITIES.............................    14,412               13,928
                                                                    --------             --------

Purchases of property, plant and equipment........................   (24,786)             (16,094)
Acquisitions, net of notes issued and cash acquired...............    (1,868)             (65,969)
Proceeds from disposition of assets...............................     6,217                2,113
Other net cash flows from investing activities....................      (895)               1,656
                                                                    --------             --------

CASH USED IN INVESTING ACTIVITIES.................................   (21,332)             (78,294)
                                                                    --------             --------

Proceeds from bank borrowings.....................................    13,655               80,029
Repayments of indebtedness........................................   (12,105)             (18,884)
Net cash flows from currency hedging transactions.................    (3,780)                   -
Proceeds from sale of stock to employee benefit plans and stock
  option exercises................................................       593                  933
                                                                    --------             --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................    (1,637)              62,078
                                                                    --------             --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................      (941)                 332
                                                                    --------             --------

DECREASE IN CASH AND CASH EQUIVALENTS.............................    (9,498)              (1,956)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................    22,324               21,905
                                                                    --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................  $ 12,826             $ 19,949
                                                                    ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest........................................................  $  2,703             $  1,201
  Income taxes....................................................     4,603                1,934
Purchase of equipment financed by debt............................         -                  300

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

    It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant accounting changes have occurred during the six months ended June 30, 1995.

(2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

(3) PROPOSED ENTERRA MERGER. On June 23, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Enterra Corporation ("Enterra") with and into the Company (the "Enterra Merger"). Pursuant to the Merger Agreement, each of the approximately 27,800,000 shares of Enterra common stock will be exchanged for 1.69 shares of Weatherford Common Stock (0.845 of a share of Weatherford Common Stock after giving effect to a contemporaneous one-for-two reverse stock split). The transaction will be accounted for as a pooling of interests. The Enterra Merger, which is subject to the approval of Weatherford and Enterra shareholders, is expected to close October 5, 1995.

    Enterra is a worldwide provider of specialized services and products to the oil and gas industry through its oilfield, pipeline and compression services and equipment businesses. For the year ended December 31, 1994, Enterra had revenues of $302,243,000 and net income of $12,517,000. During the second quarter of 1995, Enterra recognized $28,281,000 in unusual charges, primarily representing asset write-downs, staff reductions and operational consolidations. Assuming the Enterra Merger and the reverse stock split mentioned above were consummated, unaudited pro forma condensed consolidated results of operations would have been as follows (in thousands except per share amounts):



                               FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                  ENDED JUNE 30,        ENDED JUNE 30,
                               ---------------------  ------------------
                                  1995       1994       1995      1994
                               ----------  ---------  --------  --------
Revenues.....................   $208,642    $134,064  $425,775  $269,939
Net income(loss).............   $ (3,145)   $ 10,720  $ 11,294  $ 21,011
Income(loss) per common and
   common equivalent share...   $  (0.06)   $   0.26  $   0.22  $   0.51

(4) INVENTORIES. Consolidated net inventories consist of the following (in thousands):


                                             JUNE 30,  DECEMBER 31,
                                               1995        1994
                                             --------  ------------

Spare parts and components.................   $17,912       $17,593
Raw materials..............................     4,771         4,984
Work in process............................     4,631         5,211
Finished goods.............................    26,308        26,593
                                              -------       -------
                                              $53,622       $54,381
                                              =======       =======

(5) SUMMARIZED FINANCIAL INFORMATION OF 50% OR LESS-OWNED AFFILIATES. The Company owns a 49% interest in each of two Saudi Arabian companies and an Abu Dhabi joint venture, which are included in other assets in the accompanying consolidated balance sheets. The Company owned a 50% interest in a U.S. partnership that was dissolved in 1994. Summarized financial information for these affiliates is as follows (in thousands):


                                              JUNE 30,  DECEMBER 31,
                                                1995        1994
                                              --------  ------------
        BALANCE SHEET DATA:
        Current assets......................    $3,772        $3,591
        Non-current assets..................     1,074           947
                                                ------        ------
          Total assets......................    $4,846        $4,538
                                                ======        ======

        Current liabilities.................    $1,547        $1,462
        Non-current liabilities.............       381           391
                                                ------        ------
          Total liabilities.................    $1,928        $1,853
                                                ======        ======

                                                 FOR THE SIX MONTHS
                                                   ENDED JUNE 30,
                                                --------------------
                                                 1995          1994
                                                ------        ------
      INCOME STATEMENT DATA:
        Revenues............................    $4,108        $5,518
        Gross profit........................     2,091         1,885
        Net income..........................     1,833         1,565


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                BUSINESS REVIEW

   Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the oil and gas industry. Weatherford's principal businesses consist of providing tubular handling services, renting specialized oilfield equipment and providing fishing services and related tools, and manufacturing and selling cementation products and other equipment. Weatherford operates in virtually every oil and gas exploration and production region in the world.

   Weatherford has grown significantly through acquisition in recent years, having acquired 20 businesses since November 1991. As a result of these acquisitions, the Company is an industry leader in each of its three principal businesses and has expanded its product and service lines, improved its U.S. market position and realized significant consolidation cost savings.

   The following table sets forth the Company's revenues attributable to each of its principal businesses (in thousands):

                                     SIX MONTHS ENDED
                                         JUNE 30,         YEAR ENDED DECEMBER 31,
                                    ------------------  ----------------------------
                                      1995      1994      1994      1993      1992
                                    --------  --------  --------  --------  --------
Oilfield services and rentals:
 Tubular handling services          $ 61,692  $ 54,000  $109,503  $105,715  $103,360
 Rental tools and fishing
   tool services                      85,833    82,290   170,387   130,943    53,651
 Other services                        7,466     5,570    12,264    14,118     8,819
                                    --------  --------  --------  --------  --------
   Total services & rentals          154,991   141,860   292,154   250,776   165,830
                                    --------  --------  --------  --------  --------

Oilfield products and equipment:
 Cementation products                 21,518    21,024    43,201    41,734    30,160
 Other products and equipment         22,578    17,513    36,959    40,573    26,974
                                    --------  --------  --------  --------  --------
   Total products & equipment         44,096    38,537    80,160    82,307    57,134
                                    --------  --------  --------  --------  --------

Total revenues                      $199,087  $180,397  $372,314  $333,083  $222,964
                                    ========  ========  ========  ========  ========

   Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling activity is largely dependent on the level and volatility of oil and natural gas prices. The following table sets forth selected statistics reflecting industry conditions and the Company's financial results:


                                    SIX MONTHS ENDED
                                         JUNE 30,     YEAR ENDED DECEMBER 31,
                                      --------------  -----------------------
                                       1995    1994    1994     1993    1992
                                      ------  ------  -------  ------  ------
Average rig count (a):
 United States......................     695     745      775     754     721
 International......................     988     983      997     960     959
                                      ------  ------   ------  ------  ------
 Worldwide..........................   1,683   1,728    1,772   1,714   1,680

Revenue per rig (in thousands)(b):
 United States......................  $  139  $  126   $  240  $  233  $  115
 International......................     104      88      187     164     146
 Worldwide..........................     118     104      210     194     133

--------
(a) Calculated by averaging rig count figures as published by Baker Hughes Incorporated.
(b)  Calculated by dividing revenues by average rig count.


                              FINANCIAL CONDITION

   On June 23, 1995, the Company entered into the Merger Agreement providing for the Enterra merger. Pursuant to the Merger Agreement, each of the approximately 27,800,000 shares of Enterra common stock will be exchanged for 1.69 shares of Weatherford Common Stock (0.845 of a share of Weatherford Common Stock after giving effect to a contemporaneous one-for-two reverse stock split). The transaction will be accounted for as a pooling of interests. The Enterra Merger, which is subject to the approval of Weatherford and Enterra shareholders, is expected to close October 5, 1995.

   The Company's operations provided cash of $14,412,000 during the first six months of 1995 compared to $13,928,000 during the first six months of 1994. Net income before depreciation and amortization of $40,968,000 in the first six months of 1995 increased $6,672,000 when compared to the same period in 1994. Changes in working capital and other operating accounts used cash of $23,213,000 during the first six months of 1995 compared to $15,936,000 in the same period of 1994, primarily as a result of increased payments in 1995 related to capital assets and inventories purchased in the fourth quarter of 1994.

   Capital expenditures increased to $24,786,000 during the six months ended June 30, 1995 compared to $16,094,000 for the same period in 1994. The increase was primarily attributable to the international segment, where the Company expanded its operations during 1994 with acquisitions in the North Sea, the Asia-Pacific Region and South America.

   The Company's consolidated indebtedness increased slightly from $72,076,000 at December 31, 1994 to $73,769,000 at June 30, 1995. The Company's total debt-to-total capitalization ratio improved to 19% at June 30, 1995 compared to 20% at December 31, 1994.

   The Company has a $75,000,000 Term Loan (the "Term Loan") and a $50,000,000 Revolving Credit Facility (the "Revolving Credit Facility"; collectively, the "Facilities"). Management anticipates that the Facilities will be replaced in connection with the Enterra Merger. The Term Loan is repayable in equal quarterly installments through March 31, 1999. The balance outstanding at March 31, 1996 under the Revolving Credit Facility will be repayable in equal quarterly installments through March 31, 1999. Amounts outstanding under the Facilities accrue interest at a variable rate, depending on the

Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at June 30, 1995 was 7.1%. The Facilities are secured by the stock of certain of the Company's significant subsidiaries. The Company is required under the Facilities agreement to maintain certain financial ratios and is limited thereby in its ability to pay dividends on and repurchase Common Stock, incur indebtedness, make investments, and dispose of, pledge or otherwise transfer assets of the Company. At June 30, 1995, the balances outstanding under the Term Loan and the Revolving Credit Facility were $59,211,000 and $10,000,000, respectively. At June 30, 1995, the Company had $40,000,000 available to borrow under the Revolving Credit Facility and $11,074,000 available for borrowing under working capital facilities of certain of its international subsidiaries.

   The Company has entered into forward exchange contracts as a hedge against certain existing economic exposures. The market value gains and losses recognized on the hedges offset foreign currency transaction gains and losses recognized on the related exposures. Settlement of forward exchange contracts resulted in net cash outflows totaling $3,780,000 during the first six months of 1995.

   Management believes the combination of working capital, the unused portion of existing credit facilities and cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its routine operations. The Company continues to seek opportunities to enhance its competitiveness through strategic acquisitions. In addition to the Enterra Merger, the Company is currently considering several potential acquisitions, which are at various stages of negotiation or due diligence. Management believes that any borrowings made in connection with any such acquisitions will not have a materially adverse impact on the Company's liquidity. Management believes that it is premature to provide specific information with respect to any such possible acquisitions because of the status of, and possible adverse impact on, negotiations, and because, in any event, there can be no assurance that any of such possible acquisitions will be consummated.

   Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of civil disturbance and political activities which may disrupt oil and gas exploration and production activities, restrict the movement of funds or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria and Nigeria, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, in the opinion of management, it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

   The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future. The Company's ability to pay dividends on Common Stock is restricted by the terms of the Facilities.


                             RESULTS OF OPERATIONS

   SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994. Revenues increased 7% from $91,604,000 in the second quarter of 1994 to $98,053,000 in the second quarter of 1995. International revenues increased $7,988,000, or 18%, to $53,129,000 compared to $45,141,000 during the second quarter of 1994, primarily due to increased activity in the North Sea, Latin America and Africa. During the second quarter of 1995, the average international rig count (excluding Canada) was 3% higher than in the same period of 1994. United States revenues decreased $1,539,000, or 3%, to $44,924,000 in the second quarter of 1995 compared to $46,463,000 for the same period of 1994, primarily as a result of lower drilling activity. The average U.S. drilling rig count was 8% lower in the second quarter of 1995 than in the second quarter of 1994.

   Gross profit increased $258,000, or 1%, to $27,122,000 from $26,864,000 when comparing the second quarter of 1995 to the second quarter of 1994. As a percentage of revenues, gross profit declined from 29.3% to 27.7%, reflecting differences in the revenue mix geographically and with respect to the services and products provided.

    Selling, general and administrative expenses decreased $777,000, or 5%, to $14,087,000 in the second quarter of 1995 compared to $14,864,000 in the second quarter of 1994, primarily as a result of cost savings achieved in consolidating the operations of H & H Oil Tool Co., Inc. ("H & H"), a U.S. rental and fishing tool company acquired in September 1994 and accounted for as a pooling of interests. As a percentage of revenues, selling, general and administrative expenses improved from 16.2% to 14.4%, reflecting the impact of revenue growth and the consolidation cost savings.

     Research and development costs increased 27% from $749,000 in the second quarter of 1994 to $953,000 in the second quarter of 1995, primarily reflecting the expansion of the Company's development activities to support its three principal businesses.

  The Company owns a 49% interest in each of two Saudi Arabian companies and an Abu Dhabi joint venture. The Company owned a 50% interest in a U.S. partnership that was dissolved in 1994. The Company's equity in the earnings of these affiliates decreased $39,000 to $374,000 in the second quarter of 1995, primarily as a result of the dissolution of the U.S. partnership during 1994 offset by improved operating results in Saudi Arabia.

   As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net exchange transaction gains of $236,000 in the second quarter of 1995 compared to net exchange transaction gains of $2,361,000 in the second quarter of 1994. A substantial portion of the 1994 gain represented an unrealized currency gain related to certain intercompany loans.

   Other (income) expense improved from a net expense of $25,000 in the second quarter of 1994 to income of $1,314,000 in the same period of 1995, primarily as a result of increased gains on sales of used rental equipment in the normal course of business.

  Operating income was virtually unchanged, increasing $6,000 to $14,006,000 in the second quarter of 1995 compared to $14,000,000 in the same period in 1994, primarily as a result of lower selling, general and administrative expenses and higher other income in the second quarter of 1995, which offset the large currency gain in the second quarter of 1994.

  Net interest expense increased by $447,000 to $1,619,000 in the second quarter of 1995 compared to $1,172,000 in the second quarter of 1994, primarily as a result of higher market interest rates in 1995.

  The income tax provision consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. alternative minimum taxes and U.S. state income taxes. The income tax provision does not include U.S. regular federal income tax due to the availability of U.S. net operating loss carryforwards. The consolidated income tax provision increased to $3,161,000 during the second quarter of 1995 compared to $3,109,000 in the second quarter of 1994. The

Company's overall effective tax rate increased from 24% to 26%, primarily reflecting higher earnings in certain international jurisdictions.

   The Company conducts a portion of its business in currencies other than the U.S. dollar, including the German mark, the U.K. pound sterling, the Norwegian krone and the Canadian dollar. As a result of a weaker U.S. dollar, the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries were generally lower during the second quarter of 1995 compared to the same period in 1994, thereby increasing the amount of U.S. dollars reflected on the Company's 1995 consolidated statements of income. Had the second quarter 1995 average exchange rates been the same as in the second quarter of 1994, revenues for the second quarter of 1995 would have been approximately $3,275,000 lower. The impact on net income would not have been material.

    SIX MONTHS 1995 COMPARED TO SIX MONTHS 1994. Revenues increased 10% from $180,397,000 in the first six months of 1994 to $199,087,000 in the first six months of 1995. International revenues increased $16,130,000, or 19%, to $102,625,000 compared to $86,495,000 during the first six months of 1994, primarily as a result of the inclusion of the Odfjell Rental Operations acquired in April 1994, several smaller 1994 acquisitions and increased service activity in certain markets, including the North Sea, Latin America and Africa. During the first six months of 1995, the average international rig count was virtually unchanged compared to the same period of 1994. United States revenues increased 3% to $96,462,000 from $93,902,000 during the first six months of 1994, primarily due to a large export sale of products during the first quarter of 1995 totaling $5,867,000, offset by the impact of lower U.S. drilling activity. The average U.S. drilling rig count was 7% lower during the first six months of 1995 compared to the same period in 1994.

  Gross profit increased $2,850,000, or 6%, to $54,841,000 from $51,991,000 when comparing the first six months of 1995 to the same period in 1994. The consolidated gross profit percentage decreased from 28.8% to 27.5%, reflecting differences in the revenue mix geographically and with respect to the services and products provided.

    Selling, general and administrative expenses decreased $726,000, or 3%, to $28,365,000 in the first six months of 1995 compared to $29,091,000 in the first six months of 1994, primarily as a result of the cost savings achieved in consolidating the operations of H & H. As a percentage of revenues, selling, general and administrative expenses improved from 16.1% to 14.2%, reflecting the impact of revenue growth and the consolidation cost savings.

   Research and development costs increased $387,000, or 28%, to $1,771,000 in the first six months of 1995 compared to $1,384,000 in the first six months of 1994, primarily reflecting the expansion of the Company's development activities to support its three principal businesses.

  The Company owns a 49% interest in each of two Saudi Arabian companies and an Abu Dhabi joint venture. The company owned a 50% interest in a U.S. partnership that was dissolved in 1994. The Company's equity in the earnings of these affiliates increased $128,000, or 17%, to $899,000 in the first six months of 1995, primarily as a result of improved operating results in Saudi Arabia.

   As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net exchange transaction gains of $269,000 in the first six months of 1995 compared to net exchange transaction gains of $2,027,000 in the same period in 1994. A substantial portion of the 1994 gain represented an unrealized currency gain related to certain intercompany loans.

     Other (income) expense improved from income of $96,000 in the first six months of 1994 to $1,826,000 in the same period of 1995, primarily as a result of increased gains on sales of used rental equipment in the normal course of business.

    Operating income increased $3,289,000, or 14%, to $27,699,000 through the first six months of 1995 compared to $24,410,000 in the same period in 1994, primarily as a result of the improved gross profit, selling, general and administrative expenses and other income, partially offset by the large currency gain in 1994.

    Net interest expense increased by $1,559,000, or 94%, to $3,226,000 in the first six months of 1995 compared to $1,667,000 in the first six months of 1994, primarily as a result of higher average debt balances outstanding in 1995 and higher market interest rates.

  The income tax provision consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. alternative minimum taxes and U.S. state income taxes. The income tax provision does not include U.S. regular federal income tax due to the availability of U.S. net operating loss carryforwards. The consolidated income tax provision increased to $6,091,000 during the first six months of 1995 compared to $5,840,000 in the first six months of 1994, primarily reflecting higher pretax earnings in certain international jurisdictions. The Company's overall effective tax rate decreased from 26% for the first six months of 1994 to 25% for the first six months of 1995.

   The Company conducts a portion of its business in currencies other than the U.S. dollar, including the German mark, the U.K. pound sterling, the Norwegian krone and the Canadian dollar. As a result of a weaker U.S. dollar, the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries were generally lower during the first six months of 1995 compared to the same period in 1994, thereby increasing the amount of U.S. dollars reflected on the Company's 1995 consolidated statements of income. Had the average exchange rates in the first six months of 1995 been the same as in the first six months of 1994, revenues for the first six months of 1995 would have been approximately $5,577,000 lower. The impact on net income would not have been material.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  Exhibits

           (27) Article 5
                Financial Data Schedule



      (B)  Reports on Form 8-K

           A report on Form 8-K dated June 23, 1995 was filed by the Company reporting the Company's execution of a definitive agreement to merge with Enterra Corporation. Pursuant to the merger, the Company will be the surviving corporation and each Enterra shareholder will receive 1.69 Weatherford shares (or 0.845 shares after giving effect to the two-for-one reverse stock split to be effected contemporaneously with the merger).

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WEATHERFORD INTERNATIONAL INCORPORATED
                                         (Registrant)


Date: August 11, 1995     By:      /s/ NORMAN W. NOLEN
                              ------------------------------------
                                     NORMAN W. NOLEN
                               Senior Vice President, Chief Financial
                                 Officer & Treasurer