Form 10-Q
period 1995-09-30
WEATHERFORD ENTERRA INC
filed 1995-11-14
CIK 29302

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


  (Mark one)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 1995
                                              ------------------
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to __________

                         Commission file number 1-7867

                           WEATHERFORD ENTERRA, INC.
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

                    WEATHERFORD INTERNATIONAL INCORPORATED
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]. No [ ].

There were 50,899,665 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 31, 1995, including 9,879,127 shares deemed to be outstanding pending the exchange of shares of common stock of Petroleum Equipment Tools Co., H & H Oil Tool Co., Inc., and Enterra Corporation but excluding 30,132 shares classified as Treasury Stock.

                                (Page 1 of 21)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   SEPTEMBER 30, DECEMBER 31,
                                                       1995          1994
                                                   ------------- ------------
                                                     (Unaudited)
                      ASSETS
CURRENT ASSETS:

 Cash and cash equivalents..........................  $ 13,163  $ 22,324
 Receivables, net of allowance of $8,029 and $7,610.   121,533   104,424
 Inventories, net of allowance of $9,939 and $9,352.    59,745    54,381
 Deferred tax assets................................     1,211     1,148
 Prepayments and other..............................     8,889     7,251
                                                      --------  --------
  Total current assets..............................   204,541   189,528
                                                      --------  --------
PROPERTY, PLANT AND EQUIPMENT, AT COST..............   567,901   544,199
 Less -- Accumulated depreciation...................   348,576   329,043
                                                      --------  --------
                                                       219,325   215,156
                                                      --------  --------
GOODWILL, NET.......................................    35,517    34,970
                                                      --------  --------
OTHER ASSETS........................................    15,227    14,309
                                                      --------  --------
                                                      $474,610  $453,963
                                                      ========  ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt....................................  $    122  $    113
 Current portion of long-term debt..................     9,676    16,262
 Accounts payable...................................    16,350    27,299
 Accrued income taxes...............................     7,902     6,329
 Other accrued liabilities..........................    44,759    49,586
                                                      --------  --------
  Total current liabilities.........................    78,809    99,589
                                                      --------  --------
LONG-TERM DEBT......................................    66,114    55,701
                                                      --------  --------
DEFERRED TAX LIABILITIES............................     2,605     2,597
                                                      --------  --------
OTHER LONG-TERM LIABILITIES.........................    13,231    13,876
                                                      --------  --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1 par; shares authorized
  1,000,000; none issued............................        --        --
 Common stock, $.10 par; shares authorized
  80,000,000; issued 27,214,996 and 27,128,217......     2,721     2,713
 Paid-in capital....................................   280,748   279,827
 Retained earnings (deficit)........................    26,707    (1,552)
 Cumulative translation adjustment..................     4,280     2,013
 Treasury stock, 32,104 and 51,202 common
  shares, at cost...................................      (605)     (801)
                                                      --------  --------
                                                       313,851   282,200
                                                      --------  --------
                                                      $474,610  $453,963
                                                      ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                 ----------------------  ---------------------
                                    1995        1994        1995       1994
                                 ----------  ----------  ----------  ---------
REVENUES:
 International.................   $ 56,625     $48,577    $159,250   $135,072
 United States.................     48,494      46,026     144,956    139,928
                                  --------     -------    --------   --------
   Total revenues..............    105,119      94,603     304,206    275,000
                                  --------     -------    --------   --------

COSTS AND EXPENSES:
 Cost of sales and services....     75,298      69,049     219,544    197,455
 Selling, general and
   administrative expenses.....     14,841      14,887      43,206     43,978
 Research and development......      1,032         748       2,803      2,132
 Equity in earnings of
   unconsolidated affiliates...       (381)        (36)     (1,280)      (807)
 Foreign currency (gain), net..       (137)     (1,400)       (406)    (3,427)
 Other (income) expense, net...       (393)        390      (2,219)       294
 Acquisition-related costs.....         --       2,500          --      2,500
                                  --------     -------    --------   --------
   Total costs and expenses....     90,260      86,138     261,648    242,125
                                  --------     -------    --------   --------

OPERATING INCOME:
 International.................      7,895       6,631      26,047     20,557
 United States.................      8,089       1,592      19,512     11,499
 Corporate.....................     (1,125)        242      (3,001)       819
                                  --------     -------    --------   --------
   Total operating income......     14,859       8,465      42,558     32,875

 Interest expense..............      1,829       1,657       5,437      3,820
 Interest income...............       (189)       (255)       (571)      (751)
                                  --------     -------    --------   --------

INCOME BEFORE INCOME TAXES.....     13,219       7,063      37,692     29,806

 Income taxes..................      3,342       2,064       9,433      7,904
                                  --------     -------    --------   --------

NET INCOME.....................   $  9,877     $ 4,999    $ 28,259   $ 21,902
                                  ========     =======    ========   ========

Weighted average common
 and common equivalent
 shares outstanding............     27,429      27,280      27,322     27,218
                                  ========     =======    ========   ========

Income per common and common
 equivalent share..............      $0.36       $0.18       $1.03      $0.80
                                  ========     =======    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                           (UNAUDITED - IN THOUSANDS)


                                                  RETAINED   CUMULATIVE
                                COMMON  PAID-IN   EARNINGS   TRANSLATION  TREASURY
                                STOCK   CAPITAL   (DEFICIT)  ADJUSTMENT     STOCK     TOTAL
                                ------  --------  ---------  -----------  ---------  --------

  BALANCE, DECEMBER 31, 1994..  $2,713  $279,827   $(1,552)     $2,013      $(801)   $282,200

    Shares issued under
     employee benefit plans...       1       140        --          --         --         141
    Stock grants and options
     exercised................       7       781        --          --         196        984
    Currency translation
     adjustment...............      --        --        --       2,267          --      2,267
    Net income................      --        --    28,259          --          --     28,259
                                ------  --------   -------      ------       -----   --------
  BALANCE, SEPTEMBER 30, 1995.  $2,721  $280,748   $26,707      $4,280       $(605)  $313,851
                                ======  ========   =======      ======       =====   ========

  The accompanying notes are an integral part of these consolidated financial statements.

            WEATHERFORD INTERNATIONAL INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                    ---------------------
                                                                       1995       1994
                                                                    ----------  ---------

NET INCOME........................................................   $ 28,259   $ 21,902
Income items not requiring (providing) cash:
  Depreciation and amortization...................................     33,918     25,502
  Undistributed earnings of affiliates............................       (497)       564
  Gain on disposal of property, plant and equipment, net..........     (4,552)    (2,660)
  Unrealized foreign currency gain................................         --     (3,502)
  Deferred income tax provision (benefit).........................       (171)        84
  Increase(decrease) in cash from changes in operating accounts:
    Receivables, net..............................................    (15,462)    (6,633)
    Inventories, net..............................................        (56)    (9,378)
    Prepayments and other.........................................     (1,543)    (2,231)
    Accounts payable and accrued liabilities......................    (15,401)     3,941
    Other long-term liabilities...................................       (844)      (788)
                                                                     --------   --------

CASH PROVIDED BY OPERATING ACTIVITIES.............................     23,651     26,801
                                                                     --------   --------

Purchases of property, plant and equipment........................    (36,910)   (29,103)
Acquisitions, net of notes issued and cash acquired...............     (6,068)   (66,938)
Proceeds from disposition of assets...............................      8,959      5,805
Other net cash flows from investing activities....................       (519)     2,370
                                                                     --------   --------

CASH USED IN INVESTING ACTIVITIES.................................    (34,538)   (87,866)
                                                                     --------   --------

Proceeds from bank borrowings.....................................     23,982     84,766
Repayments of indebtedness........................................    (20,159)   (29,531)
Net cash flows from currency hedging transactions.................     (3,107)    (1,212)
Proceeds from sale of stock to employee benefit plans and stock
  option exercises................................................      1,125      1,299
Payment of deferred loan costs....................................         --       (812)
                                                                     --------   --------

CASH PROVIDED BY FINANCING ACTIVITIES.............................      1,841     54,510
                                                                     --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................       (115)      (124)
                                                                     --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS.............................     (9,161)    (6,679)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................     22,324     21,905
                                                                     --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................   $ 13,163   $ 15,226
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest........................................................   $  4,069   $  2,481
  Income taxes....................................................      8,002      5,646
Purchase of equipment financed by debt............................         --        830

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

    It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant accounting changes have occurred during the nine months ended September 30, 1995. Subsequent to September 30, 1995, the Company completed a significant merger accounted for as a pooling of interests. See Note 5.

(2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

(3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):


                              SEPTEMBER 30,  DECEMBER 31,
                                  1995           1994
                              -------------  ------------

Spare parts and components..        $18,561       $17,593
Raw materials...............          5,190         4,984
Work in process.............          6,193         5,211
Finished goods..............         29,801        26,593
                                    -------       -------
                                    $59,745       $54,381
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


                            SEPTEMBER 30,  DECEMBER 31,
                                1995           1994
                            -------------  ------------
BALANCE SHEET DATA:
 Current assets...........      $3,939        $3,591
 Non-current assets.......         998           947
                                ------        ------
  Total assets............      $4,937        $4,538
                                ======        ======

 Current liabilities......      $1,978        $1,462
 Non-current liabilities..         264           391
                                ------        ------
  Total liabilities.......      $2,242        $1,853
                                ======        ======

                                FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30,
                                --------------------
                                  1995         1994
                                ------        ------
INCOME STATEMENT DATA:
 Revenues.................      $5,974        $7,404
 Gross profit.............       2,974         2,117
 Net income...............       2,610         1,655

(5) SUBSEQUENT EVENTS. On October 5, 1995, the Company completed a merger (the "Enterra Merger") with Enterra Corporation ("Enterra") and changed its name to "Weatherford Enterra, Inc." Enterra was a worldwide provider of specialized services and products to the oil and gas industry through its oilfield, pipeline and compression services and equipment businesses. After giving effect to a contemporaneous one-for-two reverse stock split, the Company issued approximately 23,500,000 shares of Common Stock in exchange for all the outstanding shares of Enterra common stock based on an exchange ratio of 0.845 of a share of Weatherford Common Stock for each share of Enterra common stock outstanding. The consolidated financial statements contained herein have been restated for all periods presented to reflect the impact of the reverse stock split, but not for the Enterra Merger.

    The Enterra Merger will be accounted for as a pooling of interests. Accordingly, future consolidated financial statements will be restated to include the accounts and results of operations of Enterra with those of the Company, as if the two companies had been combined since inception. See supplemental condensed consolidated financial statements of Weatherford Enterra, Inc. contained elsewhere herein.

    In connection with the Enterra Merger, the Company entered into new bank credit facilities (the "Facilities") consisting of a $200,000,000 term loan (the "Term Loan") and a $200,000,000 revolving credit facility (the "Revolving Credit Facility"). The Facilities replaced the primary bank credit facilities that Weatherford and Enterra previously had in place. The Term Loan is repayable in 23 equal quarterly installments commencing March 31, 1996. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate, depending on the Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at October 31, 1995 was 6.4%. A commitment fee ranging from 0.15% to 0.225% per annum is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Facilities agreement to maintain certain financial ratios and is limited thereby in its ability to incur indebtedness, make investments and dispose of assets. The balances outstanding at October 31, 1995 under the Term Loan and Revolving Credit Facility were $200,000,000 and $15,000,000, respectively, and the Company had $185,000,000 available to borrow under the Revolving Credit Facility.

    On September 20, 1995, Enterra entered into a definitive agreement with Zapata Corporation ("Zapata") to acquire Zapata's natural gas compression businesses ("Zapata Energy Industries") for cash of $130,000,000 and the assumption of certain liabilities. The Company succeeded to Enterra's rights and obligations under the Zapata Energy Industries agreement as a result of the Enterra Merger. Zapata Energy Industries is engaged in the business of fabricating, selling, installing, renting and servicing natural gas compressor packages used in the oil and gas industry. The Zapata Energy Industries acquisition, which is subject to the approval of Zapata shareholders, is expected to close in December 1995. The Company expects to finance this acquisition with proceeds from new borrowings under the Revolving Credit Facility.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              1995           1994
                                                          -------------  ------------

   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............................   $   31,453    $   36,106
 Receivables, net.......................................      239,082       232,882
 Inventories, net.......................................      150,591       153,191
 Other current assets...................................       33,993        27,807
                                                           ----------    ----------
  Total current assets..................................      455,119       449,986
PROPERTY, PLANT AND EQUIPMENT, net......................      456,100       462,299
GOODWILL, net...........................................      212,627       221,397
OTHER ASSETS............................................       23,161        20,288
                                                           ----------    ----------
                                                           $1,147,007    $1,153,970
                                                           ==========    ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term debt and current portion of long-term debt..   $   26,058    $   17,926
 Accounts payable.......................................       47,597        64,250
 Accrued liabilities....................................      106,889       116,032
                                                           ----------    ----------
  Total current liabilities.............................      180,544       198,208

LONG-TERM DEBT..........................................      171,195       178,746

DEFERRED TAX AND OTHER LONG-TERM LIABILITIES............       29,021        42,382

STOCKHOLDERS' EQUITY....................................      766,247       734,634
                                                           ----------    ----------
                                                           $1,147,007    $1,153,970
                                                           ==========    ==========


  The accompanying notes are an integral part of these supplemental condensed consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
            SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                     FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                    ----------------------  ---------------------
                                       1995        1994        1995       1994
                                    ----------  ----------  ----------  ---------

REVENUES..........................   $218,424    $179,765    $644,199   $449,704
                                     --------    --------    --------   --------

COSTS AND EXPENSES:
 Cost of sales and services.......    134,476     109,759     400,156    271,728
 Selling, general and
   administrative expenses........     38,650      33,654     114,977     87,517
 Depreciation and amortization....     22,644      18,045      68,717     46,919
 Other (income) expense, net......     (2,573)     (1,994)     (8,336)    (6,675)
 Acquisition-related costs and
   other unusual charges..........         --       2,500      28,297      2,500
                                     --------    --------    --------   --------

OPERATING INCOME..................     25,227      17,801      40,388     47,715
Interest, net.....................      3,875       2,048      11,358      3,227
                                     --------    --------    --------   --------
Income before income taxes
 and minority interests...........     21,352      15,753      29,030     44,488
Income taxes......................      7,678       5,264       4,373     13,054
                                     --------    --------    --------   --------
Income before minority interests..     13,674      10,489      24,657     31,434
Minority interests................       (526)        115        (215)       181
                                     --------    --------    --------   --------

NET INCOME........................   $ 13,148    $ 10,604    $ 24,442   $ 31,615
                                     ========    ========    ========   ========

Weighted average common and
 common equivalent shares
 outstanding......................     50,967      46,360      50,804     42,854
                                     ========    ========    ========   ========

Income per common and common
 equivalent share.................      $0.26       $0.23       $0.48      $0.74
                                     ========    ========    ========   ========


  The accompanying notes are an integral part of these supplemental condensed consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
       NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   (1) The supplemental condensed consolidated financial statements represent the combined results of Weatherford and Enterra on a "pooling of interests" basis as if the two companies had been combined since inception. No adjustments have been made to reflect the pending acquisition of Zapata Energy Industries.

   Certain reclassifications have been made to historical amounts to conform the financial presentation of the two companies. Specifically, net proceeds from involuntary sales of Enterra oilfield equipment totaling $1,734,000 and $1,296,000 for the three-month periods ended September 30, 1995 and 1994, respectively, and $4,651,000 and $3,882,000 for the nine-month periods ended September 30, 1995 and 1994, respectively, have been reclassified from Revenues to Other (income) expense, net. In addition, with respect to Weatherford, depreciation and amortization charges of $10,973,000 and $9,468,000 for the three-month periods ended September 30, 1995 and 1994, respectively, and $32,804,000 and $26,180,000 for the nine-month periods ended September 30, 1995 and 1994, respectively, have been reclassified from Cost of sales and services, Selling, general and administrative expenses and Other (income) expense, net, to Depreciation and amortization.

   (2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the combined weighted average number of shares of common stock and common stock equivalents of Weatherford and Enterra for each period presented based upon the conversion rate of 0.845 of a share of Weatherford Common Stock for each share of Enterra common stock, after giving effect to a one-for-two reverse stock split of Weatherford Common Stock. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                BUSINESS REVIEW

   Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the oil and gas industry. Weatherford's principal businesses consist of providing tubular running services, renting specialized oilfield equipment and providing fishing services and related tools, and manufacturing and selling cementation products and other equipment. Weatherford operates in virtually every oil and gas exploration and production region in the world.

   Weatherford has grown significantly through acquisition in recent years, having acquired 21 businesses since November 1991. As a result of these acquisitions, the Company is an industry leader in each of its principal businesses and has expanded its product and service lines, improved its U.S. market position and realized significant consolidation cost savings.

   On October 5, 1995, the Company completed the Enterra Merger, which represents Weatherford's most significant business combination to date. The Enterra Merger strengthens the Company's position as the worldwide leader in the rental tools and fishing tool services business and adds gas compression, pipeline construction services and several manufacturing businesses to the Company. In connection with the Enterra Merger, the Company effected a one-for-two reverse stock split and changed its name to "Weatherford Enterra, Inc." The Company issued approximately 23,500,000 shares of Common Stock in exchange for all the outstanding shares of Enterra common stock based on an exchange ratio of
0.845 of a share of Weatherford Common Stock (reflecting the reverse stock split) for each share of Enterra common stock outstanding. The Enterra Merger will be accounted for as a pooling of interests. Accordingly, future consolidated financial statements will be restated to include the accounts and results of operations of Enterra with those of the Company, as if the two companies had been combined since inception.

   The following table sets forth Weatherford's revenues attributable to each of its principal businesses (in thousands):

                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,       YEAR ENDED DECEMBER 31,
                                    ------------------  ----------------------------
                                      1995      1994      1994      1993      1992
                                    --------  --------  --------  --------  --------
Oilfield services and rentals:
 Tubular running services           $ 94,876  $ 80,624  $109,503  $105,715  $103,360
 Rental tools and fishing
   tool services                     131,867   125,786   170,387   130,943    53,651
 Other services                       12,075     8,393    12,264    14,118     8,819
                                    --------  --------  --------  --------  --------
   Total services and rentals        238,818   214,803   292,154   250,776   165,830
                                    --------  --------  --------  --------  --------

Oilfield products and equipment:
 Cementation products                 33,233    31,652    43,201    41,734    30,160
 Other products and equipment         32,155    28,545    36,959    40,573    26,974
                                    --------  --------  --------  --------  --------
   Total products and equipment       65,388    60,197    80,160    82,307    57,134
                                    --------  --------  --------  --------  --------

Total revenues                      $304,206  $275,000  $372,314  $333,083  $222,964
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

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,    YEAR ENDED DECEMBER 31,
                                      -----------------  -----------------------
                                       1995      1994     1994     1993    1992
                                      -------   -------  -------  ------  ------
Average drilling rig count (a):
 United States......................       711     759      775     754     721
 International......................       985     989      997     960     959
                                        ------  ------   ------  ------  ------
 Worldwide..........................     1,696   1,748    1,772   1,714   1,680

Revenue per rig (in thousands)(b):
 United States......................    $  204  $  184   $  240  $  233  $  115
 International......................       162     137      187     164     146
 Worldwide..........................       179     157      210     194     133

--------

(a) Calculated by averaging rig count figures as published by Baker Hughes Incorporated.
(b)  Calculated by dividing revenues by average rig count.


                              FINANCIAL CONDITION

     The Company's operations provided cash of $ 23,651,000 during the first nine months of 1995 compared to $26,801,000 during the first nine months of 1994. Net income before depreciation and amortization of $62,177,000 in the first nine months of 1995 increased $14,773,000 when compared to the same period in 1994. Changes in working capital and other operating accounts used cash of $33,306,000 during the first nine months of 1995 compared to $15,089,000 in the same period of 1994, primarily as a result of increased payments in 1995 related to capital assets and inventories purchased in the fourth quarter of 1994 and increased receivable balances caused by higher revenues.

   Capital expenditures increased to $36,910,000 during the nine months ended September 30, 1995 compared to $29,103,000 for the same period in 1994. The increase was primarily attributable to the international segment, where the Company expanded its operations during 1994 with acquisitions in the North Sea, the Asia-Pacific Region and South America.

   The Company's consolidated indebtedness increased slightly from $72,076,000 at December 31, 1994 to $75,912,000 at September 30, 1995. The Company's total debt-to-total capitalization ratio improved to 19% at September 30, 1995 compared to 20% at December 31, 1994.

   In connection with the Enterra Merger, the Company entered into new bank credit facilities consisting of a $200,000,000 Term Loan and a $200,000,000 Revolving Credit Facility. The Facilities replaced the primary bank credit facilities that Weatherford and Enterra previously had in place. The Term Loan is repayable in 23 equal quarterly installments commencing March 31, 1996. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate, depending on the Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at October 31, 1995 was 6.4%. A commitment fee ranging from 0.15% to 0.225% per annum is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Facilities agreement to maintain certain financial ratios and is limited thereby in its ability to incur indebtedness, make investments and dispose of assets. At October 31, 1995, the balances outstanding under the Term Loan and the Revolving

Credit Facility were $200,000,000 and $15,000,000, respectively, and the Company had $185,000,000 available to borrow under the Revolving Credit Facility. In addition, at September 30, 1995, the Company had $9,478,000 available for borrowing under working capital facilities of certain of its international subsidiaries.

   On September 20, 1995, Enterra entered into a definitive agreeement with Zapata to acquire Zapata Energy Industries for cash of $130,000,000 and the assumption of certain liabilities. The Company succeeded to Enterra's rights and obligations under the Zapata Energy Industries agreement as a result of the Enterra Merger. Zapata Energy Industries is engaged in the business of fabricating, selling, installing, renting and servicing natural gas compressor packages used in the oil and gas industry. The Zapata Energy Industries acquisition, which is subject to the approval of Zapata shareholders, is expected to close in December 1995. The Company expects to finance this acquisition with proceeds from new borrowings under the Revolving Credit Facility.

   The Company has entered into forward exchange contracts as a hedge against certain existing economic exposures. The market value gains and losses recognized on the hedges offset foreign currency transaction gains and losses recognized on the related exposures. Settlement of forward exchange contracts resulted in net cash outflows totaling $3,107,000 during the first nine months of 1995.

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

   Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of civil disturbance and political activities that may disrupt oil and gas exploration and production activities, restrict the movement of funds or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria and Nigeria, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, in the opinion of management, it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

   The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.

                             RESULTS OF OPERATIONS

   THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994.   Revenues increased 11%
from $94,603,000 in the third quarter of 1994 to $105,119,000 in the third quarter of 1995, which represented the highest quarterly revenue figure in the Company's history. International revenues increased $8,048,000, or 17%, to $56,625,000 compared to $48,577,000 during the third quarter of 1994, primarily due to increased service activity in the North Sea, Africa, the Middle East and Latin America. During the third quarter of 1995, the average international rig count (excluding Canada) was 6% higher than in the same period of 1994. United States revenues increased $2,468,000, or 5%, to $48,494,000 in the third quarter of 1995 compared to $46,026,000 for the same period of 1994, primarily as a result of increased service activity in certain regions. The average U.S. drilling rig count was 5% lower in the third quarter of 1995 than in the third quarter of 1994.

   Gross profit increased $4,267,000, or 17%, to $29,821,000 from $25,554,000 when comparing the third quarter of 1995 to the third quarter of 1994. As a percentage of revenues, gross profit improved from 27.0% to 28.4%, primarily reflecting increased rental activity in the United States and cost savings achieved in consolidating the operations of H & H Oil Tool Co., Inc. ("H & H") into Weatherford. H & H was a U. S. rental and fishing tool company acquired by merger in September 1994 in a transaction accounted for as a pooling of interests. International gross margins were lower in the third quarter of 1995 compared to the third quarter of 1994, primarily as a result of a difference in the revenue mix geographically and with respect to the services and products provided, increased costs in certain markets and lower activity levels in the Asia-Pacific Region.

   Selling, general and administrative expenses were virtually unchanged despite the increased revenues, decreasing $46,000 to $14,841,000 in the third quarter of 1995 compared to $14,887,000 in the third quarter of 1994. As a percentage of revenues, selling, general and administrative expenses improved from 15.7% to 14.1%, primarily as a result of the revenue growth and cost savings achieved in consolidating the operations of H & H.

   Research and development costs increased 38% from $748,000 in the third quarter of 1994 to $1,032,000 in the third quarter of 1995, primarily reflecting the expansion of the Company's development activities to support its three principal businesses.

   The Company owns a 49% interest in each of two Saudi Arabian companies and an Abu Dhabi joint venture. The Company owned a 50% interest in a U.S. partnership that was dissolved in 1994. The Company's equity in the earnings of these affiliates increased $345,000 to $381,000 in the third quarter of 1995, primarily as a result of losses incurred by the U.S. partnership during the third quarter of 1994.

   As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net exchange transaction gains of $137,000 in the third quarter of 1995 compared to net exchange transaction gains of $1,400,000 in the third quarter of 1994. A substantial portion of the 1994 gain represented an unrealized currency gain related to certain intercompany loans.

   Other (income) expense improved from a net expense of $390,000 in the third quarter of 1994 to income of $393,000 in the same period of 1995, primarily as a result of increased gains on sales of used rental equipment in the normal course of business.

   The Company recorded acquisition-related costs totaling $2,500,000 in the third quarter of 1994 related to the H & H merger, primarily representing transaction fees and employee termination and facility closure costs to consolidate the H & H operations into Weatherford.

   Operating income increased 76% to $14,859,000 in the third quarter of 1995 compared to $8,465,000 in the same period in 1994, primarily as a result of higher gross profit in 1995 and the acquisition-related costs in 1994.

   Net interest expense increased by $238,000 to $1,640,000 in the third quarter of 1995 compared to $1,402,000 in the third quarter of 1994, primarily as a result of higher market interest rates in 1995.

   The income tax provision consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. alternative minimum taxes and U.S. state income taxes. The income tax provision does not include U.S. regular federal income tax due to the availability of U.S. net operating loss carryforwards. The consolidated income tax provision increased to $3,342,000 during the third quarter of 1995 compared to $2,064,000 in the third quarter of 1994, primarily reflecting higher pretax earnings. The Company's overall effective tax rate decreased from 29% to 25%, primarily reflecting higher earnings in the United States, where net operating loss carryforwards are available.

   The Company conducts a portion of its business in currencies other than the U.S. dollar, including the German mark, the U.K. pound sterling, the Norwegian krone and the Canadian dollar. As a result of a weaker U.S. dollar, the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries were generally lower during the third quarter of 1995 compared to the same period in 1994, thereby increasing the amount of U.S. dollars reflected on the Company's 1995 consolidated statements of income. Had the third quarter 1995 average exchange rates been the same as in the third quarter of 1994, revenues for the third quarter of 1995 would have been approximately $1,938,000 lower. The impact on net income would not have been material.


   NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994. Revenues increased 11% from $275,000,000 in the first nine months of 1994 to $304,206,000 in the first nine months of 1995. International revenues increased $24,178,000, or 18%, to $159,250,000 compared to $135,072,000 during the first nine months of 1994, primarily as a result of the inclusion of the Odfjell Rental operations acquired in April 1994, several smaller 1994 acquisitions and increased service activity in certain markets, including the North Sea, Latin America and Africa. During the first nine months of 1995, the average international rig count (excluding Canada) was 2% higher than during the same period of 1994. United States revenues increased 4% to $144,956,000 from $139,928,000 during the first nine months of 1994, primarily due to a large export sale of products during the first quarter of 1995 totaling $5,867,000, offset by the impact of lower U.S. drilling activity. The average U.S. drilling rig count was 6% lower during the first nine months of 1995 compared to the same period in 1994.

   Gross profit increased $7,117,000, or 9%, to $84,662,000 from $77,545,000 when comparing the first nine months of 1995 to the same period in 1994. The consolidated gross profit percentage decreased from 28.2% to 27.8%, reflecting differences in the revenue mix geographically and with respect to the services and products provided and increased costs in certain international markets.

   Selling, general and administrative expenses decreased $772,000, or 2%, to $43,206,000 in the first nine months of 1995 compared to $43,978,000 in the first nine months of 1994, primarily as a result of the cost savings achieved in consolidating the operations of H & H. As a percentage of revenues, selling, general and administrative expenses improved from 16.0% to 14.2%, reflecting the impact of revenue growth and the consolidation cost savings.

   Research and development costs increased $671,000, or 31%, to $2,803,000 in the first nine months of 1995 compared to $2,132,000 in the first nine months of 1994, primarily reflecting the expansion of the Company's development activities to support its three principal businesses.

   The Company owns a 49% interest in each of two Saudi Arabian companies and an Abu Dhabi joint venture. The company owned a 50% interest in a U.S. partnership that was dissolved in 1994. The Company's equity in the earnings of these affiliates increased $473,000, or 59%, to $1,280,000 in the first nine months of 1995, primarily as a result of improved 1995 operating results in Saudi Arabia.

   As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net exchange transaction gains of $406,000 in the first nine months of 1995 compared to net exchange transaction gains of $3,427,000 in the same period in 1994. A substantial portion of the 1994 gain represented an unrealized currency gain related to certain intercompany loans.

   Other (income) expense improved from net expense of $294,000 in the first nine months of 1994 to income of $2,219,000 in the same period of 1995, primarily as a result of increased gains on sales of used rental equipment in the normal course of business.

   The Company recorded acquisition-related costs totaling $2,500,000 in the third quarter of 1994 related to the H & H merger, primarily representing transaction fees and employee termination and facility closure costs to consolidate the H & H operations into Weatherford.

   Operating income increased $9,683,000, or 29%, to $42,558,000 through the first nine months of 1995 compared to $32,875,000 in the same period in 1994, primarily as a result of the improved gross profit and other income and the acquisition-related costs in 1994, partially offset by the large currency gain in 1994.

   Net interest expense increased by $1,797,000, or 59%, to $4,866,000 in the first nine months of 1995 compared to $3,069,000 in the first nine months of 1994, primarily as a result of higher average debt balances outstanding in 1995 and higher market interest rates.

   The income tax provision consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. alternative minimum taxes and U.S. state income taxes. The income tax provision does not include U.S. regular federal income tax due to the availability of U.S. net operating loss carryforwards. The consolidated income tax provision increased to $9,433,000 during the first nine months of 1995 compared to $7,904,000 in the first nine months of 1994, primarily reflecting higher pretax earnings. The Company's overall effective tax rate decreased from 27% for the first nine months of 1994 to 25% for the first nine months of 1995, primarily reflecting higher earnings in the United States where net operating loss carryforwards were available.

   The Company conducts a portion of its business in currencies other than the U.S. dollar, including the German mark, the U.K. pound sterling, the Norwegian krone and the Canadian dollar. As a result of a weaker U.S. dollar, the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries were generally lower during the first nine months of 1995 compared to the same period in 1994, thereby increasing the amount of U.S. dollars reflected on the Company's 1995 consolidated statements of income. Had the average exchange rates in the first nine months of 1995 been the same as in the first nine months of 1994, revenues for the first nine months of 1995 would have been approximately $7,515,000 lower. The impact on net income would not have been material.

                  SUPPLEMENTAL COMBINED RESULTS OF OPERATIONS

    The following table sets forth the combined revenues and operating income of Weatherford and Enterra attributable to each principal business (in thousands):

                                                 FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                           --------------------------------    --------------------------------
                                               1995              1994(1)           1995(2)           1994(3)
                                             --------          --------           --------          --------
REVENUES:
Oilfield Services and Equipment:
  United States services..................   $ 60,096          $ 57,083           $176,895          $164,537
  International services..................     64,411            50,914            181,588           144,285
  Oilfield equipment......................     53,504            40,890            157,099            83,981
                                             --------          --------           --------          --------
                                              178,011           148,887            515,582           392,803
                                             --------          --------           --------          --------
Pipeline Services:
  Rentals and services....................     14,009             9,561             36,336            23,518
  Sales...................................      5,196             4,565             17,683            16,631
                                             --------          --------           --------          --------
                                               19,205            14,126             54,019            40,149
                                             --------          --------           --------          --------
Gas Compression:
  Rentals and services...................       8,912             4,464             26,900             4,464
  Sales..................................      12,296            12,288             47,698            12,288
                                             --------          --------           --------          --------
                                               21,208            16,752             74,598            16,752
                                             --------          --------           --------          --------
Total revenues............................   $218,424          $179,765           $644,199          $449,704
                                             ========          ========           ========          ========
OPERATING INCOME:
Oilfield Services and Equipment..........    $ 23,630          $ 16,040           $ 38,109          $ 48,321
Pipeline Services........................       3,034               607              3,385              (222)
Gas Compression..........................         976             2,094              6,382             2,094
Corporate................................      (2,413)             (940)            (7,488)           (2,478)
                                             --------          --------           --------          --------
                                             $ 25,227          $ 17,801           $ 40,388          $ 47,715
                                             ========          ========           ========          ========
DEPRECIATION & AMORTIZATION(4):
Oilfield Services and Equipment..........    $ 17,592          $ 14,740           $ 53,094          $ 40,311
Pipeline Services........................       1,091             1,254              3,848             3,746
Gas Compression..........................       3,539             1,594             10,493             1,594
Corporate................................         422               457              1,282             1,268
                                             --------          --------           --------          --------
                                             $ 22,644          $ 18,045           $ 68,717          $ 46,919
                                             ========          ========           ========          ========

--------------
(1) Operating results for the three months ended September 30, 1994 include (i) acquisition-related costs of $2,500,000 in the oilfield services and equipment segment related to Weatherford's acquisition of H & H and (ii) a charge of $1,000,000 in the pipeline services segment related to the Allseas project, a project to design and build specialized equipment for installation on a large, state-of-the-art offshore pipe laying vessel.

(2) Operating results for the nine months ended September 30, 1995 include unusual charges of $23,468,000, $4,562,000 and $252,000 in Enterra's oilfield services and equipment, pipeline services and corporate segments, respectively.

(3) Operating results for the nine months ended September 30, 1994 include (i) acquisition-related costs of $2,500,000 in the oilfield services and equipment segment related to Weatherford's acquisition of H & H and (ii) a charge of $2,000,000 in the pipeline services segment related to the Allseas project.

(4) Does not include amortization of deferred loan costs, which are included in interest expense, totaling $359,000 and $382,000 for the three months ended September 30, 1995 and 1994, respectively, and $1,114,000 and $1,063,000 for the nine months ended September 30, 1995 and 1994, respectively.

     During the second quarter of 1995, as a result of a review of its operating strategies and the carrying values of its assets, Enterra recognized unusual charges of $28,282,000. The charge included $10,041,000 related to the writedown to expected net realizable values of certain oilfield equipment businesses to be disposed and $12,367,000 of writedowns related to rental tools, properties and certain inventories that were considered excess or obsolete. Also included in the unusual charges were costs pursuant to formal restructuring plans of $4,562,000 related to the closure and associated write-off of assets of certain pipeline businesses and $1,312,000 to close certain oilfield service administrative and operating locations.

     OILFIELD SERVICES AND EQUIPMENT. Revenues increased 20% from $148,887,000 in the third quarter of 1994 to $178,011,000 in the third quarter of 1995, primarily due to the inclusion of the Total Energy Services ("Total Energy") operations, which were acquired by Enterra on August 12, 1994. For the nine months ended September 30, 1995, revenues increased 31% to $515,582,000. Compared to the same periods in 1994, U.S. services revenues increased $3,013,000, or 5%, in the third quarter of 1995, and $12,358,000, or 8%, for the nine months ended September 30, 1995, primarily as a result of increased service activity in certain regions. International service revenues increased $13,497,000, or 27%, in the third quarter of 1995, and $37,303,000, or 26%, for the nine months ended September 30, 1995, primarily due to increased drilling and service activity in the North Sea, Africa and Latin America. Oilfield equipment revenues increased $12,614,000, or 31%, in the third quarter of 1995, and $73,118,000, or 87%, for the nine months ended September 30,1 995, primarily as a result of the Total energy acquisition in August 1994.

     After considering Enterra's unusual charges in 1995 and Weatherford's acquisition-related costs in 1994, operating income in the oilfield services and equipment segment increased in the three-month and nine-month periods ended September 30, 1995 compared to the same periods in 1994, primarily as a result of the increased service revenues and cost savings from consolidating the operations of H & H and Total Energy.

     PIPELINE SERVICES. Pipeline services and equipment revenues increased $5,079,000, or 36% in the third quarter of 1995 compared to the third quarter of 1994, due to increased worldwide demand for the pipe joint coating services provided by the Company's U.K.-based operation and continued high demand for rental of Autoweld equipment, primarily related to the Transmaghreb project in Algeria. Operating income increased $2,427,000 in the third quarter of 1995 compared to the third quarter of 1994 due to the higher revenues and the effect of a $1,000,000 charge recognized in the third quarter of 1994 related to the Allseas project.

     For the nine months ended September 30, 1995, revenues increased $13,870,000, or 35%, due to an $8,270,000 increase in the Autoweld division's international sales and rentals and a $6,030,000 increase in service revenues by the Company's pipe joint coating business. Operating income increased to $3,385,000 for the 1995 nine-month period as compared to a loss of $222,000 in the same period in 1994. Exclusive of the restructuring and asset impairment charges in the second quarter of 1995, and the Allseas charges recorded in the second and third quarters of 1994, operating income was $7,947,000 in the 1995 period versus $1,778,000 in 1994. The increase is attributable to the increased revenues, especially those associated with the higher margin Autoweld revenues.

     GAS COMPRESSION. The gas compression segment was acquired as part of the Total Energy acquisition in August 1994. Revenues from compressor rentals have remained constant at approximately $9,000,000 per quarter since the acquisition of this segment. Operating comparisons to specific periods ended September 30, 1994 are not meaningful due to the short period of ownership in 1994. While both the average rental rate and average utilization have fallen slightly since August 1994, additional higher horsepower units have been added to the compressor fleet to offset the decline. This segment has experienced a substantial decline in compressor sales in the third quarter of 1995, as many customers have deferred the acquisition of units due to the relatively low demand for natural gas. No significant improvement in compressor sales is expected for the balance of 1995.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  Exhibits

         4.1 Credit Agreement dated as of October 5, 1995 among Weatherford Enterra, Inc., Weatherford Enterra U.S., Inc., Weatherford/Lamb, Inc., Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the other financial institutions parties thereto.


       *10.1 Change of Control Agreements with M. Timothy Carey and Steven C. Grant.


       *10.2 Indemnification Agreements with John A. Hill, William E. Macaulay, Robert L. Parker, Sr., R. Rudolph Reinfrank, Roger M. Widmann,
              M. Timothy Carey and Steven C. Grant.


       *10.3 Consulting Agreement dated October 5, 1995, between Weatherford Enterra, Inc. and D. Dale Wood.


        27    Article 5 Financial Data Schedule


*  Management contract or compensatory plan or arrangement


      (B)  Reports on Form 8-K

           A report on Form 8-K dated June 23, 1995 was filed on July 6, 1995 by the Company reporting the Company's execution of the definitive agreement to merge with Enterra Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WEATHERFORD ENTERRA, INC.
                                      (Registrant)


Date: November 13, 1995         By:  /s/   NORMAN W. NOLEN
                                   ------------------------------------
                                           NORMAN W. NOLEN
                                   Senior Vice President, Chief Financial
                                          Officer & Treasurer