Form 10-K
period 1995-12-31
WEATHERFORD ENTERRA INC
filed 1996-03-21
CIK 29302

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM .......... TO ...........

                          COMMISSION FILE NUMBER 1-7867

                          WEATHERFORD ENTERRA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       74-1681642
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

  1360 POST OAK BOULEVARD, SUITE 1000                             77056
             HOUSTON, TEXAS                                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 439-9400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                      WHICH REGISTERED
Common Stock, $.10 par value                             New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   [X]     No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [     ].

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of March 19, 1996, based on the closing sale price of the Common Stock on the New York Stock Exchange on said date, was $1,220,777,845.

     There were 51,089,042 shares of Common Stock of the registrant outstanding as of March 19, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement issued in connection with the 1996 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS.

                           INTRODUCTION TO BUSINESS

     Weatherford Enterra, Inc. (formerly Weatherford International Incorporated ("Weatherford")) was organized under the laws of the State of Delaware in 1970. The "Company" or "Weatherford Enterra", as used herein, refers to Weatherford Enterra, Inc. and its subsidiaries and affiliates, unless the context indicates otherwise.

     Weatherford Enterra is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company's principal business segments include (i) the oilfield services segment, which consists of renting specialized oilfield equipment, providing fishing, well control assistance and other downhole services and related tools, and providing tubular running services and related tools; (ii) the energy products and services segment, which consists of manufacturing, selling and servicing a variety of products, including cementation products, power equipment, fishing and milling tools and heavy wall drill pipe, gas lift valves, production and service packers and related equipment, electrical and instrumentation control systems and pedestal-mounted marine cranes; (iii) the gas compression segment, which consists of manufacturing, packaging, selling, renting and servicing reciprocating natural gas compressors; and (iv) the pipeline services segment, which consists of manufacturing, selling and renting specialized pipeline equipment and services. Weatherford Enterra operates in virtually every oil and gas exploration and production region in the world, with more than 330 locations in 47 countries, including the United States.

     Since 1991, the Company's management has implemented a business strategy focused on offering a broader mix of services and products in domestic and international markets, becoming a leading participant in each of its core businesses and pursuing cost efficiencies in both its existing operations and its newly-acquired businesses. Management has pursued this strategy through a series of acquisitions, the most significant of which was the merger (the "Enterra Merger") with Enterra Corporation ("Enterra") in October 1995, pursuant to which all outstanding shares of Enterra common stock were exchanged for approximately 23.7 million shares of the Company's Common Stock (after giving effect to a contemporaneous one-for-two reverse stock split of the Company's Common Stock). On December 15, 1995, the Company acquired the assets of Energy Industries, Inc. and Zapata Energy Industries, L.P. (collectively, "Energy Industries"), a gas compression business complementary to the Company's existing gas compression business, for approximately $130 million, subject to adjustment, and the assumption of certain current liabilities.

     The Enterra Merger and the acquisition of Energy Industries provided complementary products and services, increased the Company's worldwide market share in its existing rental tool and fishing and downhole services businesses, provided gas compression and pipeline services as new "core" businesses, added several additional energy products and services businesses and improved profitability and cash flow through anticipated annualized consolidation savings in excess of $55 million.

     Including the Enterra Merger and the acquisition of Energy Industries, the Company has acquired 23 businesses since November 1991 for a total consideration of approximately $950 million, of which approximately 75% has been financed through the issuance of the Company's Common Stock. As a result of these acquisitions, management believes it has positioned Weatherford Enterra as a market leader in the oilfield services segment, the gas compression segment and the pipeline services segment and in certain businesses included in the energy products and services segment while significantly expanding and diversifying the Company's geographic operations and product and service offerings. The acquisitions have allowed the Company to expand its product and service lines, improve its worldwide market position and realize significant consolidation cost savings.

                             RECENT DEVELOPMENTS

     The Company has entered into a letter of understanding with and currently is engaged in negotiations relating to the possible acquisition of the assets and business of Nodeco AS, a Norwegian company engaged in the energy products business. There can be no assurance that a definitive agreement will be reached or that such acquisition will be consummated.

     The Company intends to file in the first quarter or early in the second quarter of 1996 a shelf registration statement with the Securities and Exchange Commission with regard to the possible issuance of public indebtedness. The Company will determine whether to issue any such public indebtedness based upon then existing market conditions; however, there can be no assurance that the Company will issue any such public indebtedness.

                  FINANCIAL INFORMATION BY INDUSTRY SEGMENT

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements contained elsewhere herein for additional information.

                           DESCRIPTION OF BUSINESS

     Weatherford Enterra is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in four industry segments -- oilfield services, energy products and services, gas compression and pipeline services.

     OILFIELD SERVICES. Weatherford Enterra rents a full line of specialized equipment and tools and tubular goods for drilling, completion and workover of oil and gas wells. Operators and drilling contractors often find it uneconomic to maintain complete inventories of tools, drill pipe and other equipment and therefore supplement such inventories by renting. Items rented include pressure control equipment (such as blowout preventers, high-pressure valves, accumulators, adapters and choke and kill manifolds); drill pipe, drill collars and tubing; pipe handling equipment (such as elevators, spiders, slips, tongs and kelly spinners); and fishing tools (such as milling tools, casing cutters, jars, spears, overshots and whipstocks). Weatherford Enterra also provides fishing, milling and cutting services, which consist of removing or otherwise eliminating "fish" or "junk" in a well (such as cables, pipes, casing, well bore tools or debris) that is causing an obstruction. An essential step in the fishing operation is the proper selection and assembly of the fishing string. Items that might be on a fishing string include jars, subs, overshots (external), spears (internal), milling tools, casing cutters and other tools for retrieving or eliminating the "fish". The Company also provides pipe recovery electric wireline services and coring services. In addition, Weatherford Enterra provides well control assistance services in critical well situations (such as a well blow-out or a high pressure sour gas well). Management believes that, based on total revenues, Weatherford Enterra is the leading worldwide supplier of rental tools and provider of fishing and other downhole services.

     Weatherford Enterra provides services and equipment used to "make up" threaded tubular connections and to "run" tubulars that are used during the drilling, completion and workover of oil and gas wells. Tubulars include casing, tubing, special high alloy chrome pipe and fiberglass reinforced pipe. Casing is pipe installed (or run) in a wellbore to protect the structural integrity of the wellbore and to seal various zones in the well. Tubing is small diameter pipe run in a producing well through which oil and gas is produced. These services and related equipment ensure the mechanical integrity and leak-tight performance of tubular connections. In running tubulars, Weatherford Enterra personnel operate power tongs (similar in principle to hydraulic wrenches) and other related handling equipment, to connect the pipe as it is placed in the well, ensuring a good connection and minimizing thread damage. Management believes that, based on total revenues, the Company is the leading worldwide provider of tubular running services.

     ENERGY PRODUCTS AND SERVICES. Weatherford Enterra's energy products and services business consists of the manufacture, sale and servicing of a variety of products. The Company provides cementation products and trained cementation engineers to perform computerized well program studies, submit cementation proposals, finalize cementation plans and advise and assist during the cementation process. The Company does not provide cement pumping services. The Company's cementation products, marketed under the Weatherford trade name, include cementing products used to center casing strings in the wellbore (such as centralizers, wellbore wipers and scratchers); float equipment used in the cementation of the casing string to prevent cement from flowing back into the casing (such as guide shoes, float shoes and float collars); and stage tools used to set cement in the annular space between the wellbore and the casing string. The Company also sells various proprietary rubber and elastomer products that have broad drilling and tubular thread protection applications, in addition to applications in cementation services. Management believes that, based on total revenues, the Company is the leading worldwide manufacturer and supplier of cementation products.

     Weatherford Enterra designs, manufactures, sells and services power tongs and related pipe handling equipment used to provide tubular handling services; tubular connection testing equipment used to verify the integrity of connections; milling tools, cutters, overshots, whipstocks and wireline equipment used to provide fishing and other downhole services; heavy wall drill pipe; McMurry-Macco 3/5 gas lift and related equipment to increase the flow of oil; and Arrow 3/5 packers and related equipment to control the flow in oil and gas wells and to provide remedial stimulation and testing services in oil and gas wells. Weatherford Enterra, through Total Engineering Services Team, Inc. (TEST), provides electrical and instrumentation construction services to the worldwide oil and gas production industry and designs, builds, installs and services instrument control systems for electrical power generation packages used on offshore production platforms and associated offshore storage and handling facilities. The Company also designs, manufactures, sells and services American AeroT pedestal-mounted hydraulic cranes used on offshore production platforms, marine vessels and dockside locations.

     GAS COMPRESSION. Weatherford Enterra manufactures, packages, sells, rents and services gas compression units used for increasing natural gas pressure exiting the wellhead and within gas gathering systems, injecting natural gas into oil wells to enhance oil recovery, injecting natural gas into gas storage wells and other general uses such as cogeneration, seismic marine surveys and natural gas fueling stations. The acquisition of Energy Industries in December 1995 greatly expanded the Company's gas compression business through the addition of larger horsepower units and manufacturing and packaging capabilities. The Company is a major manufacturer of gas compressors ranging from 26 horsepower to 7200 horsepower. Weatherford Enterra currently offers an entire line of reciprocating gas compressors and is able to serve the international marketplace. Management believes that the Company is the second largest gas compressor rental company based on number of units and the fourth largest based on available horsepower.

     PIPELINE SERVICES. Weatherford Enterra's pipeline services business consists of CRC-Evans 3/5 pipeline equipment, CRC-Evans automatic welding services and Pipeline Induction Heat Ltd. ("PIH") services. The pipeline equipment segment includes the manufacture of conventional line travel pipeline construction equipment, the manufacture of specialized equipment for pipe coating plants and pipe handling systems for offshore lay barges and the manufacture of rehabilitation equipment for coating removal, surface preparation and recoating pipelines. The automatic welding segment includes the provision of proprietary automatic welding systems for use in pipeline construction. PIH offers specialized field joint coating and heat treatment services for use in pipeline construction. Management believes that, based on revenues, the Company is the leading worldwide manufacturer and supplier of conventional pipeline construction equipment.

PATENTS AND LICENSES

     The Company has followed a policy of seeking U.S. and non-U.S. patents and licenses for products and equipment that appear to have commercial applications. The Company believes its patents and licenses to be adequate for the conduct of its products and services businesses and, while it considers them to be valuable in the aggregate, the Company does not believe that its business is materially dependent on its patents or licenses. In management's opinion, engineering and production skills and application experience are more responsible for the Company's market position than are patents or licenses.

SEASONALITY

     Demand for the Company's oilfield services and energy products and services is generally affected by the seasonality of drilling activity. Higher activity generally is experienced in the spring, summer and fall. In the United States and Europe, the lowest drilling activity occurs during the early months of the year due to inclement weather; however, in Alaska and Canada, activity generally slows in the spring and early summer due to difficulty in moving equipment during the spring thaws. Weather conditions are not a significant factor in other geographic areas in which the Company offers oilfield services and energy products and services. Weather is not necessarily a significant factor in the Company's gas compression segment, although increased demand for gas during the winter months depletes gas reserves, thereby increasing the need for gas compression services. The pipeline services segment is generally affected by the weather due to constraints on pipeline construction during winter months due to inclement weather conditions and constraints during the spring and early summer due to spring thaws.

BACKLOG ORDERS

     At December 31, 1995, the Company's backlog of orders for products and equipment believed to be firm was approximately $63,800,000 compared to approximately $81,400,000 at December 31, 1994. Substantially all of such orders will be filled in 1996.

              INTERNATIONAL AND U.S. OPERATIONS AND EXPORT SALES

     The Company has manufacturing operations, either through direct ownership (including joint ventures) or through license arrangements, in the United States, Germany, Canada, Italy, The Netherlands and Saudi Arabia. The Company has product and equipment sales or service operations in more than 330 locations in 47 countries (including the United States).

     The Company's international operations traditionally have been more stable and profitable than its U.S. operations. International revenues in 1995, 1994 and 1993 were $387,235,000 (45% of total revenues), $293,673,000
(43% of total revenues) and $215,328,000 (43% of total revenues), respectively. Revenues for the United States segment included export sales to international customers of $65,465,000, $63,211,000 and $49,388,000 in 1995,
1994 and 1993, respectively.

     The following table sets forth the Company's revenues, acquisition-related costs and other unusual charges, operating income and identifiable assets attributable to each of its geographic segments. See Note 9 of Notes to Consolidated Financial Statements contained elsewhere herein for additional information.

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                         1995           1994          1993
                                     -------------  -------------  -----------
                                                  (IN THOUSANDS)
REVENUES:
     United States.................  $     471,672  $     383,076  $   285,163
     Canada........................        106,491         75,809       25,811
     Europe........................        110,065         84,830       73,291
     Africa........................         57,450         41,574       38,168
     Other international...........        113,229         91,460       78,058
                                     -------------  -------------  -----------
                                     $     858,907  $     676,749  $   500,491
                                     =============  =============  ===========
ACQUISITION-RELATED COSTS AND OTHER
  UNUSUAL CHARGES:
     United States.................  $      43,276  $       2,500  $     4,000
     Canada........................          2,850             --           --
     Europe........................          4,302             --           --
     Africa........................            624             --           --
     Other international...........          8,119             --           --
     Corporate.....................         29,011             --           --
                                     -------------  -------------  -----------
                                     $      88,182  $       2,500  $     4,000
                                     =============  =============  ===========
OPERATING INCOME (LOSS):
     United States.................  $       5,745  $      28,924  $    17,996
     Canada........................         11,382         15,502        4,920
     Europe........................          3,088          3,023        5,607
     Africa........................         13,912         11,204        6,726
     Other international...........          4,267         12,490       22,239
     Corporate.....................        (38,212)        (5,439)      (7,817)
                                     -------------  -------------  -----------
                                     $         182  $      65,704  $    49,671
                                     =============  =============  ===========
IDENTIFIABLE ASSETS:
     United States.................  $     790,625  $     706,175  $   324,730
     Canada........................         73,368         89,462       35,943
     Europe........................        141,673        125,365       65,975
     Africa........................         40,299         38,708       30,526
     Other international...........        148,579        149,677      110,279
     Corporate.....................         64,316         44,583       68,149
                                     -------------  -------------  -----------
                                     $   1,258,860  $   1,153,970  $   635,602
                                     =============  =============  ===========

     The Company's international operations are subject to special considerations inherent in doing business outside the United States, including war, civil disturbances and governmental activities, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Certain areas, including Algeria, Nigeria, Angola and parts of the Middle East, have been subjected to political disruption or social unrest in the past twelve months. International operations also can be affected by U.S. laws and regulations limiting or prohibiting exports to, and operations in, certain countries, including Iran, Iraq, Libya, Cuba and

Nigeria. Government-owned petroleum companies in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between the Company and government-owned petroleum companies. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management of the Company believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a material adverse impact on the financial condition or liquidity of the Company.

                             INDUSTRY CONDITIONS

     The oil and gas industry in which the Company participates historically has experienced significant volatility. Demand for the Company's oilfield services and energy products and services depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

     Drilling activity is largely dependent on the level and volatility of oil and gas prices. For the years ended December 31, 1995, 1994 and 1993, average worldwide drilling activity has remained relatively stable, at 1,711, 1,772 and 1,714 active rigs, respectively. Drilling activity outside of North America increased 3% in 1995 and decreased 5% in 1994 when compared to the prior year's average activity levels. U.S. drilling activity decreased 7% in 1995 and increased 3% in 1994 when compared to the prior year's average activity levels. Canadian drilling activity increased significantly in 1994 when compared to the average activity level in 1993 and increased slightly in 1995 when compared to the average activity level in 1994, but decreased in the last half of 1995.

     The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain price stability through voluntary production limits, the level of production by non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. However, worldwide exploration and production expenditures by the oil and gas industry increased approximately 9% in 1995 when compared to 1994 and management of the Company anticipates expenditures to increase in 1996. No assurance can be given as to the level of future oil and gas industry activity or demand for the Company's oilfield services and energy products and services.

     Demand for the Company's gas compression equipment and services depends primarily on demand for natural gas, the level and stability of natural gas prices, natural gas production and consumption, construction of gathering and storage systems, and the age and operating pressures of natural gas wells.

     Demand for the Company's pipeline equipment and services depends on various factors, including the price of oil and gas, the need for pipelines to transport oil and gas to areas of high demand, the age and condition of existing pipelines, political and economic influences, environmental and other governmental regulations, and the demand for rehabilitation and repair of existing pipeline systems. The existence of relatively few construction projects for large diameter oil and gas pipelines at any time causes substantial fluctuations in revenues from the sale or rental of equipment used in connection
                                      7

with such projects. Management of the Company anticipates that the rehabilitation and repair of existing pipeline systems, many in existence prior to 1970, should increase at some point in the future.

                                 COMPETITION

     OILFIELD SERVICES. The Company experiences significant price pressures in the markets in which it offers rental tools and fishing and other services, particularly in the U.S. markets. The principal methods of competition that apply to the Company's rental tools and fishing and other services are price, quality, availability and reputation. Weatherford Enterra competes with Baker Hughes Incorporated in most of the markets in which it participates. In addition, the Company competes with numerous small, single-site operators, larger concerns operating at multiple locations and various well servicing companies engaged in such businesses. Also, many customers own and operate large inventories of equipment they might otherwise choose to rent and have the ability to purchase additional equipment, as opposed to renting.

     The Company historically has enjoyed a strong competitive position in tubular running services in countries in which it operates outside the United States, but has experienced increasing competition and price pressures outside the U.S. market in recent years. The Company has experienced significant competition and price pressures in the U.S. tubular running services market. The principal methods of competition that apply to the Company's tubular running services business are price, quality, reputation and range of services offered. Weatherford Enterra competes with Frank's International, Inc. in all of the U.S. markets and in some international markets in which the Company participates. In addition, the Company competes with BJ Services Company in several of the international markets in which the Company participates. Several other small- to medium-sized companies compete with Weatherford Enterra on a regional basis in the United States and in certain other countries.

     Management expects competition and customer price pressures to continue in the foreseeable future in its international and U.S. oilfield services markets.

     ENERGY PRODUCTS AND SERVICES. The Company experiences significant competition in the pricing of its cementation products. Management of the Company believes that price will continue to be a significant factor considered in customer purchasing decisions in the foreseeable future. The principal methods of competition that apply to the Company's cementation products business are price, quality, availability and reputation. The Company competes with Halliburton Company and Davis-Lynch Inc. in most of the markets in which it participates.

     Weatherford Enterra has experienced competition in the pricing of virtually all of its other energy products and services businesses. The Company competes with small- to medium-sized companies as well as with larger companies and subsidiaries of large public companies having significant financial resources.

     GAS COMPRESSION. The Company has experienced competition in the pricing of its gas compression equipment and services. Management believes that by manufacturing a significant portion of the components used in its compressor systems, the Company has certain cost advantages over its competitors in the rental business that do not have similar manufacturing capabilities. The principal methods of competition are price, quality, reliability, delivery time and reputation. Management believes that price will continue to be a significant factor considered in customer purchasing and rental decisions in the foreseeable future. The Company competes with Tidewater Inc. and Hanover Compressors Company and various other small- to medium-sized companies.

     PIPELINE SERVICES. The Company's CRC-Evans pipeline business competes with various small-to medium-sized companies on a regional basis. However, management believes that these companies do not offer the broad range of products and services offered by the Company. The principal methods of competition are product reliability and performance, delivery, service, warranty and price.
                                      8

                                  CUSTOMERS

     The Company had no one customer that accounted for 10% or more of its revenues in 1995, 1994 or 1993.

                                  EMPLOYEES

     At December 31, 1995, the Company employed 6,451 persons, of whom 2,446 were in international locations and 4,005 were in the United States. Of the 6,451 employees, 3,719 were employed in the oilfield services segment, 1,436 in the energy products and services segment, 764 in the gas compression segment and 295 in the pipeline services segment, with 237 in administrative functions. The Company considers its employee relations to be satisfactory.

                              EXECUTIVE OFFICERS

     The names of the executive officers of the Company and certain information with respect to each of them are set forth below.

                 NAME                       AGE                             OFFICES
---------------------------------------     ---   ------------------------------------------------------------
Philip Burguieres......................     52    Chairman of the Board, President and Chief
                                                    Executive Officer
James R. Burke.........................     58    Senior Vice President and President -- Products and
                                                    Equipment
M. E. Eagles...........................     56    Senior Vice President and President -- Services
Norman W. Nolen........................     53    Senior Vice President, Chief Financial Officer and Treasurer
H. Suzanne Thomas......................     42    Senior Vice President, Secretary and General Counsel
Steven C. Grant........................     53    Vice President -- Corporate Development and Investor
                                                    Relations
Jon R. Nicholson.......................     42    Vice President -- Human Resources

     Mr. Burguieres was elected President and Chief Executive Officer of the Company effective April 3, 1991, a director effective April 23, 1991, and Chairman of the Board effective December 10, 1992. From January 1990 to November 1990, he was Chairman of the Board, President and Chief Executive Officer of Panhandle Eastern Corporation, a company that operates interstate natural gas transmission systems. From January 1987 to November 1989, he was Chairman of the Board, from January 1986 to November 1989, Chief Executive Officer, and from April 1981 to November 1989, President and Chief Operating Officer, of Cameron Iron Works, Inc., a manufacturer of oilfield equipment.

     Mr. Burke, who joined the Company on December 12, 1991 as Senior Vice President, Corporate Development and Marketing, became President of the Products Division effective March 1, 1994, Senior Vice President and Compression/Products President effective October 5, 1995 and Senior Vice President and President -- Products and Equipment effective March 15, 1996. From December 1989 to December 1991, he was an independent management consultant. From June 1983 to December 1989, he was Vice President of Corporate Development, and from 1976 to 1983, he was General Manager of a manufacturing operation, of Cameron Iron Works, Inc.

     Mr. Eagles, who joined the Company on March 1, 1993 as Executive Vice President and President and General Manager of the Rental and Fishing Tool Division, became Senior Vice President of the Company and President of the Services Division effective March 1, 1994. From June 1992 until March 1993, Mr. Eagles served as Senior Vice President of McDermott, Inc., a marine engineering construction company, and President of McDermott Energy Services, Inc.; and from November 1990 until June 1992, he served as Vice President of Marketing of McDermott, Inc. Prior thereto, Mr. Eagles was employed by Cameron Iron Works, Inc. for over 30 years and served as Vice President of Sales and Marketing from October 1981 until November 1990.

     Mr. Nolen joined the Company on April 29, 1991 as Senior Vice President, Chief Financial Officer and Treasurer. From March 1990 to April 1991, he was Vice President and Chief Financial Officer of Petro/Source Corporation, an oil gathering and marketing company. From October 1980 to February 1990, he was Corporate Treasurer of Cameron Iron Works, Inc.

     Ms. Thomas, who joined the Company in January 1982 as Counsel, was elected Secretary in March 1986, Vice President and General Counsel in July 1987 and Senior Vice President in December 1989. Ms. Thomas was responsible for Human Resources from January 1992 until October 1995. Prior to joining the Company, Ms. Thomas was an attorney with the law firm of Baker & Botts from September 1978 to December 1981.

     Mr. Grant joined the Company on October 5, 1995 as Vice
President -- Corporate Development and Investor Relations. Prior to joining the Company, Mr. Grant was Enterra's Senior Vice President -- Corporate Development since March 1991 and prior to that, since January 1988, was Enterra's Senior Vice President -- Finance and Chief Financial Officer.

     Mr. Nicholson, who joined the Company as Director of Human Resources in February 1993, was elected Vice President-Human Resources effective October 5, 1995. From March 1992 until January 1993, he was a human resources consultant. From July 1990 until March 1992, Mr. Nicholson served as President of Atlas Bradford Corporation, an oilfield services company, and from December 1988 until June 1990, he served as Vice President of Human Resources of Baroid Corporation, an oil services company.

ITEM 2.  PROPERTIES.

     The Company has numerous manufacturing facilities located in the United States and various other countries used for the manufacture of energy products and equipment, pipeline equipment and gas compressors, the principal of which are:

                                                                                              OWNED (O)
                                                                            APPROXIMATE     OR LEASED (L) -
              LOCATION                      MANUFACTURED PRODUCTS           SQUARE FEET     EXPIRATION DATE
-------------------------------------------------------------------------   ------------    ----------------
Houston, Texas...................... Cranes, power tongs, power units and      157,169                O
                                      accessories
Pearland, Texas..................... Fishing tools, milling tools,             149,706                O
                                      cutters, overshots, wireline
                                      equipment, whipstocks, heavy wall
                                      drill pipe and coring equipment
Tulsa, Oklahoma..................... Pipeline equipment                        145,000                O
Corpus Christi, Texas............... Gas compressors                            90,000                O
Huntsville, Texas................... Production and service packers and         71,270                O
                                      related equipment
Houma, Louisiana.................... Mechanical cementing products, float      109,761                O
                                      equipment, stage tools, rubber
                                      products and industrial valves
Hannover, Germany................... Mechanical cementing products, power       65,950           L-9/99
                                      tongs, power units and accessories
                                      and specialized bucking machines

     The Company believes that its manufacturing facilities will be suitable and adequate to meet production demands anticipated during the next several years. The Company's manufacturing facilities operated below capacity throughout 1995.

     In addition to its manufacturing plants, the Company leases its corporate headquarters office and various administrative offices in Houston, Texas and leases or owns numerous sales offices, warehouses, service centers, pipe yards and stocking locations for its operations in the United States and internationally. During the year ended December 31, 1995, the Company paid real estate rentals in the aggregate amount of approximately $10,967,000.

     The Company's operations generally do not require highly specialized facilities, and suitable facilities generally are readily available on a lease or purchase basis, as required.

ITEM 3.  LEGAL PROCEEDINGS AND REGULATORY MATTERS.

     The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business and which is believed to be either covered by insurance or not material in amount.

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the public health and the environment, affect the Company's operations, expenses and costs. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and other similar businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase, both for the Company and its customers. In this regard, the Resource Conservation and Recovery Act ("RCRA"), the principal federal statute governing the disposal of solid and hazardous wastes, includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous waste, either as a result of changes in RCRA or the imposition of more stringent state regulations, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such wastes. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's services and products. In addition, the Company is subject to laws and regulations concerning occupational health and safety. The Company believes that it is in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate impact of such laws and regulations on the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 5, 1995, a special meeting was held at which the stockholders of Weatherford were asked to vote on the Enterra Merger, the one-for-two reverse stock split of Weatherford's Common Stock (the "Split") and the name change to "Weatherford Enterra, Inc.", the amendment of the 1991 Stock Option Plan (the "1991 Plan") to increase the number of shares authorized for issuance thereunder and the amendment of the Restricted Stock Incentive Plan (the "Restricted Plan") to increase the number of shares authorized for issuance thereunder. The Weatherford stockholders approved all the proposals. Of the shares of Weatherford Common Stock entitled to vote and present at the meeting, (1) 43,333,279 shares were voted in favor of the Enterra Merger, 136,503 shares against and 159,683 shares abstained; (2) 47,110,740 shares were voted in favor of the Split and the name change, 271,543 shares against and 187,764 shares abstained; (3) 41,577,950 shares were voted in favor of the amendment of the 1991 Plan, 1,098,493 shares against and 886,356 shares abstained; and (4) 40,627,455 shares were voted in favor of the amendment of the Restricted Plan, 1,949,341 shares against and 985,813 shares abstained.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock, $0.10 par value (the "Common Stock"), is traded on the New York Stock Exchange under the symbol "WII". It previously traded, until October 1994, on the American Stock Exchange. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange (and prior to October 19, 1994, by the American Stock Exchange). The sale prices set forth below have been adjusted to reflect the Split effected on October 5, 1995. (See Note 6 of the Notes to Consolidated Financial Statements.)

                                         HIGH        LOW
                                       ---------  ---------
1994
     First Quarter...................  $   22.25  $   16.25
     Second Quarter..................      29.50      16.00
     Third Quarter...................      28.00      23.25
     Fourth Quarter..................      25.50      16.50
1995
     First Quarter...................      21.25      16.50
     Second Quarter..................      25.75      19.75
     Third Quarter...................      30.00      23.50
     Fourth Quarter..................      29.50      21.25
1996
     First Quarter (through March 19,
       1996).........................      35.88      26.00

     On March 19, 1996, the closing sale price for the Common Stock as reported by the New York Stock Exchange was $35.00. As of March 19, 1996, there were approximately 4,217 record holders of Common Stock.

     The Company has not declared or paid dividends on the Common Stock since December 1982 and management does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Selected Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein. The Company's Consolidated Financial Statements and the financial information presented below have been restated for all periods presented to include the accounts and results of operations of Enterra with those of the Company. All per share amounts and numbers of shares of Common Stock have been restated to reflect a contemporaneous one-for-two reverse stock split. See Notes 2 and 6 of Notes to Consolidated Financial Statements contained elsewhere herein for additional information.

                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                          1995(1)        1994(2)       1993(3)       1992        1991(4)
                                       -------------  -------------  -----------  -----------  -----------
                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
OPERATING DATA:
Revenues.............................  $     858,907  $     676,749  $   500,491  $   374,203  $   397,480
Acquisition-related costs and other
  unusual charges....................         88,182          2,500        4,000           --       20,044
Operating income.....................            182         65,704       49,671       35,579       31,044
Depreciation and amortization........         95,957         71,037       50,449       35,738       35,720
Net income (loss)....................        (10,558)        41,977       35,175       26,760       14,234
Net income (loss) per share..........  $       (0.21) $        0.94  $      0.88  $      0.73  $      0.37
PERCENTAGE OF REVENUES:
Selling, general and administrative
  expenses...........................           16.1%          17.1%        18.3%        22.6%        22.5%
Gross profit.........................           27.2%          27.9%        29.5%        33.2%        35.6%
Operating income.....................            0.0%           9.7%         9.9%         9.5%         7.8%
Net income (loss)....................           (1.2)%           6.2%         7.0%         7.2%         3.6%
BALANCE SHEET DATA:
Working capital......................  $     267,380  $     251,778  $   211,834  $   197,526  $   197,879
Total assets.........................      1,258,860      1,153,970      635,602      474,490      470,702
Total debt...........................        329,266        196,672       21,253       28,685       31,572
Stockholders' equity.................        730,843        734,634      474,472      349,458      334,002
Total debt-to-total capitalization...             31%            21%           4%           8%           9%
OTHER DATA:
Capital expenditures, excluding
  acquisitions.......................  $     110,625  $     114,018  $    63,757  $    38,259  $    50,636
Weighted average shares
  outstanding........................         50,989         44,845       38,607       34,786       34,394

------------

(1) Includes acquisition-related costs and other unusual charges of $88,182,000, or $1.17 per common share.

(2) Includes acquisition-related costs of $2,500,000, or $0.06 per common share.

(3) Includes acquisition-related costs of $4,000,000, or $0.10 per common share.

(4) Includes acquisition-related costs and other unusual charges of $20,044,000, or $0.58 per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should assist in an understanding of the Company's financial position and results of operations for each of the three years in the period ended December 31, 1995. The Consolidated Financial Statements and notes thereto included elsewhere herein contain detailed information that should be referred to in conjunction with this discussion.

                               BUSINESS REVIEW

     Weatherford Enterra is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company's principal business segments are oilfield services, energy products and services, gas compression and pipeline services. Weatherford Enterra operates in virtually every oil and gas exploration and production region in the world, with more than 330 locations in 47 countries.

     In 1991, the Company's management implemented a business strategy focused on offering a broader mix of services and products in domestic and international markets, becoming a leading participant in each of its core businesses and pursuing cost efficiencies in its existing operations and its newly-acquired businesses. Management has pursued this strategy through a series of acquisitions, having acquired 23 businesses since November 1991. As a result of these acquisitions, management believes it has positioned the Company as a market leader in its oilfield services, gas compression and pipeline services segments and in certain businesses included in its energy products and services segment. The acquisitions have allowed the Company to expand its product and service lines, improve its worldwide market position and realize significant consolidation cost savings.

     On October 5, 1995, the Company completed the Enterra Merger, which represents the Company's most significant business combination to date. Management believes that the Enterra Merger strengthens the Company's position as the worldwide leader in the rental and fishing tool services business. In addition, the Enterra Merger adds gas compression, pipeline services and several additional energy product and service businesses to the Company. In connection with the Enterra Merger, the Company effected a one-for-two reverse stock split and changed its name to "Weatherford Enterra, Inc." In this report, all per share amounts and numbers of shares of Common Stock have been restated to reflect the reverse stock split. Weatherford issued approximately 23,668,000 shares of Common Stock in exchange for all the outstanding shares of Enterra common stock based on an exchange ratio of 0.845 of a share of Weatherford Common Stock for each share of Enterra common stock outstanding. The Enterra Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented to include the accounts and results of operations of Enterra with those of Weatherford, as if the two companies had been combined since inception.

     On December 15, 1995, the Company acquired substantially all of the assets of Energy Industries, a natural gas compression business complementary to the Company's gas compression business, for approximately $130,000,000 in cash, subject to adjustment, and the assumption of certain liabilities totaling approximately $12,485,000. The results of the Energy Industries operations are included in the accompanying financial statements since the date of acquisition.

     Management believes that the Company will achieve operating efficiencies and annualized consolidation cost savings in excess of $55,000,000 after combining the operations of Weatherford, Enterra and Energy Industries, and that most of the cost saving measures will be in place by the summer of 1996.

     On August 12, 1994, Enterra entered the gas compression business and several energy products businesses through its acquisition of the outstanding common stock of Total Energy Services Company ("Total Energy") in exchange for shares of Enterra common stock valued, in the aggregate, at

$213,570,000. Enterra also acquired the minority interests in two Total Energy subsidiaries for $23,000,000 in cash, paid transaction costs and employment-related obligations totaling approximately $15,000,000 and assumed Total Energy's long-term debt of $75,000,000. Other significant acquisitions within the past three years, all made by Weatherford, include the September 1994 merger with H & H Oil Tool Co., Inc. ("H & H") which was accounted for as a pooling of interests, the April 1994 acquisition of the Rental Division of Odfjell Drilling and Consulting Company ("Odfjell Rental") for $56,200,000 and the assumption of certain contractual rights and obligations and the April 1993 acquisition of substantially all of the assets of Homco International, Inc. and its subsidiaries (collectively, "Homco") for $97,500,000 in cash and the assumption of certain liabilities totaling approximately $39,200,000. The results of the Odfjell Rental and Homco operations are included in the accompanying financial statements since the date of their respective acquisition.
                            RESULTS OF OPERATIONS

     A summary of operating results by business segment is shown below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1995        1994        1993
                                                                            ----------  ----------  ----------
                                                                                      (IN THOUSANDS)
REVENUES:
  Oilfield services:
     Rental and fishing/downhole services.................................  $  328,343  $  300,214  $  244,697
     Tubular running services.............................................     130,387     109,503     105,715
     Other oilfield services..............................................      11,818      13,664       7,636
                                                                            ----------  ----------  ----------
          Total oilfield services.........................................     470,548     423,381     358,048
                                                                            ----------  ----------  ----------
  Energy products and services:
     Cementation products.................................................      47,237      43,201      41,734
     Other oilfield products..............................................     118,394      66,283      30,653
     Other products and services..........................................      59,791      34,273      19,777
                                                                            ----------  ----------  ----------
          Total energy products and services..............................     225,422     143,757      92,164
                                                                            ----------  ----------  ----------
  Gas compression:
     Manufacturing, packaging, parts and services.........................      57,565      32,790          --
     Rental...............................................................      36,821      13,355          --
                                                                            ----------  ----------  ----------
          Total gas compression...........................................      94,386      46,145          --
                                                                            ----------  ----------  ----------
  Pipeline services:
     Rentals and services.................................................      46,227      32,240      30,825
     Sales................................................................      22,324      31,226      19,454
                                                                            ----------  ----------  ----------
          Total pipeline services.........................................      68,551      63,466      50,279
                                                                            ----------  ----------  ----------
                                                                            $  858,907  $  676,749  $  500,491
                                                                            ==========  ==========  ==========
ACQUISITION-RELATED COSTS AND OTHER UNUSUAL CHARGES:
     Oilfield services....................................................  $   31,715  $    2,500  $    4,000
     Energy products and services.........................................      22,694          --          --
     Gas compression                                                                --          --          --
     Pipeline services....................................................       4,762          --          --
     Corporate............................................................      29,011          --          --
                                                                            ----------  ----------  ----------
                                                                            $   88,182  $    2,500  $    4,000
                                                                            ==========  ==========  ==========
OPERATING INCOME (LOSS):
     Oilfield services....................................................  $   41,214  $   52,665  $   44,743
     Energy products and services.........................................     (14,210)     16,668      10,726
     Gas compression......................................................       7,788       4,047          --
     Pipeline services....................................................       3,602      (2,237)      2,019
     Corporate............................................................     (38,212)     (5,439)     (7,817)
                                                                            ----------  ----------  ----------
                                                                            $      182  $   65,704  $   49,671
                                                                            ==========  ==========  ==========

     OILFIELD SERVICES. Revenues increased 11% in 1995 to $470,548,000 compared to $423,381,000 in 1994. International revenues increased 23% to $245,698,000, primarily as a result of increased activity in certain markets, including Latin America, Africa, the North Sea and Canada. During 1995, the average international drilling rig count (excluding Canada) was 3% higher than in 1994. United States revenues increased 1% to $224,850,000, despite a 7% decline in the average U.S. drilling rig count. Operating income for the oilfield services segment decreased in 1995 compared to 1994 as a result of the acquisition-related costs and other unusual charges in 1995 discussed below. Excluding such charges, operating income would have improved 32% to $72,929,000, primarily as a result of the increased international activity and cost savings achieved in consolidating the operations of H & H and Enterra into the Company.

     Oilfield services revenues increased 18% in 1994 to $423,381,000 compared to $358,048,000 in 1993. International revenues increased 23% in 1994 to $200,169,000, primarily as a result of expansion into Latin America, increased drilling activity in Canada and the addition of the Odfjell Rental operations acquired in April 1994. During 1994, the average international drilling rig count (excluding Canada) was 5% lower in 1994 than in 1993. United States revenues increased 14% in 1994 to $223,212,000 compared to 1993, reflecting the addition of the Homco operations in April 1993 and several smaller acquisitions. Operating income increased 18% in 1994 to $52,665,000, primarily as a result of the increased activity in Canada, expansion into Latin America and cost savings achieved in consolidating the operations of Homco.

     ENERGY PRODUCTS AND SERVICES. Revenues increased 57% in 1995 to $225,422,000 compared to $143,757,000 in 1994, primarily as a result of the addition of the Total Energy businesses acquired in August 1994. Operating income, excluding the acquisition-related costs and other unusual charges discussed below, decreased 49% to $8,484,000, primarily as a result of operating losses incurred in 1995 by the Arrow packer business acquired from Total Energy.

     Energy products and services revenues increased 56% in 1994 to $143,757,000 compared to $92,164,000 in 1993, primarily as a result of the addition of the Total Energy businesses in August 1994. Operating income improved 55% to $16,668,000 due to the addition of the Total Energy businesses and improved operating results from the cementation products business.

     GAS COMPRESSION. The gas compression segment was acquired as part of the Total Energy acquisition which was accounted for as a purchase, in August 1994. Consequently, comparisons of the operating results for the periods presented are not meaningful. Compression rental revenues have remained fairly stable since the business was acquired. Sales of packaged compression units, particularly in Canada, declined significantly during the second half of 1995, as many customers deferred the acquisition of units due to the relatively low demand for natural gas. Canadian operations accounted for 45% of gas compression revenues in 1995 compared to 55% for the period from August 12, 1994 through December 31, 1994. Market conditions for compressor sales are expected to improve during 1996.

     PIPELINE SERVICES. Revenues increased 8% in 1995 to $68,551,000 compared to $63,466,000 in 1994. Rental and service revenues of $46,227,000 increased 43% compared to 1994 as a result of increased coating service revenues from a large international pipeline construction project and increased automatic welding unit rental and service revenue in Canada, Malaysia and North Africa. Equipment sales revenue decreased $8,902,000, or 29%, primarily due to an unusually large contract in 1994 to design and construct specialized equipment to be installed on a large offshore pipe laying vessel (the "Contract"), which yielded revenues of $10,000,000 but an operating loss of $4,200,000 in 1994. Exclusive of the acquisition-related costs and other unusual charges discussed below, operating income improved to $8,364,000 in 1995 compared to an operating loss of $2,237,000 in 1994, primarily as a result of the higher rental and service activity in 1995 and the $4,200,000 loss on the Contract in 1994.
                                      16

     Revenues for the pipeline services segment in 1994 increased 26% to $63,466,000 compared to 1993, primarily as a result of revenues from the Contract. Operating income decreased $4,256,000 to a loss of $2,237,000 in 1994, primarily due to losses incurred on the Contract.

     GROSS PROFIT. The consolidated gross profit percentage was 27.2% in 1995 compared to 27.9% in 1994 and 29.5% in 1993. The decline is primarily attributable to weakness in the gas compression segment and several businesses in the energy products and services segment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenues decreased to 16.1% in 1995 from 17.1% in 1994 and 8.3% in 1993, primarily as a result of cost efficiencies achieved in consolidating the operations of acquired businesses into the Company. Management expects the selling, general and administrative expense percentage to decrease further in 1996, as the operations of Enterra and Energy Industries are fully consolidated into the Company.

     RESEARCH AND DEVELOPMENT. Research and development costs of $4,954,000 in 1995 increased 5% compared to 1994. Research and development costs in 1994 of $4,735,000 increased 30% compared to 1993. The increases primarily reflected the expansion of the Company's operations and development activities to support all four of its principal business segments.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. The Company's equity in the earnings of these affiliates was $1,477,000 in 1995 compared to $1,169,000 in 1994 and $2,716,000 in 1993. The increase of 26% in 1995 compared to 1994 was primarily attributable to improved drilling activity in Saudi Arabia, and the decrease of 57% in 1994 compared to 1993 was primarily the result of increased competition and reduced drilling activity in Saudi Arabia. The Company received cash dividends from its 50% or less-owned affiliates totaling $1,666,000, $2,203,000 and $3,622,000 in 1995, 1994 and 1993, respectively.

     FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net foreign currency gains of $74,000 in 1995 compared to a net gain of $2,205,000 in 1994 and a net loss of $713,000 in 1993. A substantial portion of the gain in 1994 represented an unrealized currency gain related to certain intercompany loans.

     OTHER EXPENSE, NET. Other expense, net, increased to $3,835,000 in 1995 compared to $3,073,000 in 1994 and $906,000 in 1993. The increase in 1995 and 1994 was primarily attributable to the amortization of goodwill related to the 1994 acquisitions of Total Energy and Odfjell Rental, partially offset in 1995 by increased gains on sales of property, plant and equipment.

     ACQUISITION-RELATED COSTS AND OTHER UNUSUAL CHARGES. During the second quarter of 1995, Enterra recorded unusual charges totaling $28,282,000 ($26,000,000 of which was non-cash), representing writedowns to fair value of certain businesses to be disposed of, asset writedowns related to certain excess facilities, equipment and inventories, and estimated costs in connection with the closure of certain pipeline businesses and the consolidation of certain oilfield service administrative and operating facilities. During the fourth quarter of 1995, the Company recorded expenses of $59,900,000 ($40,196,000 of which was non-cash in 1995) related to the Enterra Merger and the financial impact of management decisions related to the future operations of the combined companies. These acquisition-related costs primarily consisted of transaction costs, severance and termination agreements with former officers and employees, facility closure costs primarily to consolidate the oilfield services operations and administrative functions of Enterra and Weatherford, and the reduction in recorded value of certain assets that had diminished future value in the operations of the combined Company.

     Weatherford recorded acquisition-related costs of $2,500,000 in the third quarter of 1994 related to the H & H merger and $4,000,000 in the second quarter of 1993 in connection with the Homco acquisition. The 1994 and 1993 acquisition-related costs primarily represented transaction costs of the

H & H merger and employee termination and facility closure costs to consolidate the operations of H & H and Homco into Weatherford.

     OPERATING INCOME. Operating income decreased substantially in 1995 to $182,000 compared to $65,704,000 in 1994 and $49,671,000 in 1993, primarily as a result of the acquisition-related costs and other unusual charges. Excluding such charges, operating income would have been $88,364,000 in 1995 compared to $68,204,000 in 1994 and $53,671,000 in 1993, reflecting the impact of the Company's acquisitions and related cost savings.

     INTEREST. Net interest expense increased to $15,136,000 in 1995 compared to $6,888,000 in 1994 and $784,000 in 1993, primarily as a result of higher average debt balances outstanding. The increased indebtedness primarily related to the acquisitions of Energy Industries in December 1995, Total Energy in August 1994, Odfjell Rental in April 1994 and Homco in April 1993.

     INCOME TAXES. The income tax provision (benefit) consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. alternative minimum and state taxes and the recognition of deferred tax credits relating to financial statement losses that are not currently deductible for tax purposes. The income tax provision does not include U.S. regular federal income tax due to the availability of U.S. net operating loss carryforwards. Income tax provision (benefit) as a percentage of income (loss) before income taxes and minority interests was 31%, 29% and 28% for 1995, 1994 and 1993, respectively. The increase in the effective tax rates was primarily a result of differences in the components and tax rates applicable to foreign taxable income, and a result of nondeductible goodwill amortization related to the Total Energy acquisition.

                       LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had cash and cash equivalents of $32,800,000. The Company's operations provided cash of $78,873,000 during 1995 compared to $67,569,000 during 1994 and $44,649,000 in 1993. Operating cash flow before changes in working capital accounts increased 16% to $118,720,000 in 1995 over 1994 and 31% to $102,010,000 in 1994 compared to 1993, reflecting the impact of the acquisitions and growth in the Company's operations. Changes in working capital and other operating accounts used cash of $39,847,000 during 1995 compared to $34,441,000 in 1994 and $33,291,000 in 1993. Working
capital of $267,380,000 at December 31, 1995 increased $15,602,000 from December 31, 1994, primarily due to the Energy Industries acquisition, and December 31, 1994 working capital of $251,778,000 increased $39,944,000 from December 31, 1993 as a result of the acquisition of Total Energy.

     Capital expenditures, excluding business acquisitions, decreased 3% to $110,625,000 in 1995 compared to $114,018,000 in 1994, reflecting lower capital spending in the oilfield services segment due to the consolidation of the Weatherford and Enterra rental and service equipment inventories which was partially offset by the capital requirements of the Total Energy operations acquired in August 1994. Capital expenditures, excluding business acquisitions, increased 79% in 1994 to $114,018,000, primarily to support the growth of the Company's operations resulting from the acquisitions of Total Energy, Odfjell Rental, H & H, Homco and other businesses. Management anticipates that the Company's capital spending levels will continue to be primarily influenced by market opportunities and growth in the Company's operations.

     In addition to the Enterra and H & H mergers and the acquisitions of Energy Industries, Total Energy, Odfjell Rental and Homco, the Company has made several other acquisitions, principally in its oilfield services and energy products and services segments. The total cash consideration paid in connection with these acquisitions, net of cash acquired and notes issued, was $9,135,000, $12,046,000 and $21,964,000 in 1995, 1994 and 1993, respectively.

     The Company's consolidated indebtedness increased to $329,266,000 at December 31, 1995 from $196,672,000 at December 31, 1994, primarily as a result of debt incurred in connection with the acquisition of Energy Industries. The Company's total debt-to-total capitalization ratio was 31% at December 31, 1995 compared to 21% at December 31, 1994.

     In connection with the Enterra Merger, the Company entered into new bank credit facilities (the "Facilities") consisting of a $200,000,000 term loan (the "Term Loan") and a $200,000,000 revolving credit facility (the "Revolving Credit Facility"). The Facilities replaced the previous primary bank credit facilities of Weatherford and Enterra. The Term Loan is payable in 23 equal quarterly installments commencing March 31, 1996. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at December 31, 1995 was 6.4%. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's total debt-to-total capitalization ratio, is payable quarterly on the unused portion of the Revolving Credit Facility. The Facilities agreement requires that the Company maintain certain financial ratios and limits the Company's ability to incur indebtedness, make investments and dispose of assets. At December 31, 1995, the balances outstanding under the Term Loan and the Revolving Credit Facility were $200,000,000 and $120,000,000, respectively, and the Company had $80,000,000 available to borrow under the Revolving Credit Facility. Subsequent to December 31, 1995, the Company has repaid $16,000,000 of the balance outstanding under the Revolving Credit Facility. In addition, at December 31, 1995, the Company had $11,822,000 available for borrowing under working capital facilities of certain of its international subsidiaries. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $18,857,000 of letters of credit and bid and performance bonds outstanding at December 31, 1995.

     The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, the German mark, the U.K. pound sterling, the Norwegian krone, certain Latin American currencies and the Italian lira. Although most of the revenues of the Company's foreign operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. As a result of a weaker U.S. dollar, the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries were generally lower during 1995 and 1994 compared to 1993, thereby increasing the amount of U.S. dollars reflected on the Company's 1995 and 1994 consolidated statements of income. Had the average exchange rates in 1995 and 1994 been the same as in 1993, revenues for 1995 would have been approximately $9,000,000 lower and revenues for 1994 would have been virtually unchanged. The impact on net income would not have been material.

     The Company occasionally enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash outflows totaling $2,719,000 and $1,036,000 during 1995 and 1994, respectively. The Company entered into no forward exchange contracts during 1993.

     The Company has entered into a letter of understanding with and currently is engaged in negotiations relating to the possible acquisition of the assets and business of Nodeco AS, a Norwegian company engaged in the energy products business. The Company would fund any cash portion of such acquisition with borrowings under the Revolving Credit Facility. There can be no assurance that such acquisition will be consummated or, if consummated, that the terms thereof will not change.
                                      19

     Management believes the combination of working capital, the unused portion of existing credit facilities and cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its routine operations. The Company continues to seek opportunities to enhance its competitiveness through strategic acquisitions. In addition to the potential acquisition mentioned above, the Company is currently considering several other potential acquisitions, which are at various stages of negotiation or due diligence. Management believes that any borrowings made in connection with any such acquisitions will not have a materially adverse impact on the Company's liquidity. Management believes that it is premature to provide specific information with respect to any other such possible acquisitions because of the status of, and possible adverse impact on, negotiations, and because, in any event, there can be no assurance that any of such possible acquisitions will be consummated.

     The Company intends to file in the first or second quarter of 1996 a shelf registration statement with the Securities and Exchange Commission with regard to the possible issuance of public indebtedness. Net proceeds from the sale of any such public indebtedness would be used primarily to repay all or a portion of the amounts then outstanding under the Facilities. The Company will determine whether to issue any such public indebtedness based upon existing market conditions; however, there can be no assurance that the Company will issue any such public indebtedness.

     Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of civil disturbance and political activities that may disrupt oil and gas exploration and production activities, restrict the movement of funds or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including Algeria, Nigeria, Angola and parts of the Middle East, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

     The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weatherford Enterra, Inc.:

     We have audited the accompanying consolidated balance sheets of Weatherford Enterra, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford Enterra, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 29, 1996

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                           1995          1994
                                       ------------  ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     32,800  $     36,106
     Receivables, net of allowance of
      $15,942 and $11,240............       231,125       232,882
     Inventories, net................       165,383       153,191
     Deferred tax assets.............        10,995        10,349
     Prepayments and other...........        23,059        17,458
                                       ------------  ------------
          Total current assets.......       463,362       449,986
                                       ------------  ------------
PROPERTY, PLANT AND EQUIPMENT, at
  cost:
     Land............................        22,381        17,017
     Buildings and improvements......        85,229        81,203
     Rental and service equipment....       965,603       859,209
     Machinery and other equipment...       108,357       132,811
                                       ------------  ------------
                                          1,181,570     1,090,240
     Less -- Accumulated
      depreciation...................       667,025       627,941
                                       ------------  ------------
                                            514,545       462,299
                                       ------------  ------------
GOODWILL, net........................       259,450       221,397
                                       ------------  ------------
OTHER ASSETS.........................        21,503        20,288
                                       ------------  ------------
                                       $  1,258,860  $  1,153,970
                                       ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt.................  $        306  $        113
     Current portion of long-term
      debt...........................        36,670        17,813
     Accounts payable................        52,157        64,250
     Accrued compensation and
      employee benefits..............        31,353        30,922
     Accrued income taxes............         4,650         8,104
     Customer advances...............         6,272        17,994
     Accrued insurance...............         9,435        11,850
     Other accrued liabilities.......        55,139        47,162
                                       ------------  ------------
          Total current
        liabilities..................       195,982       198,208
                                       ------------  ------------
LONG-TERM DEBT.......................       292,290       178,746
                                       ------------  ------------
DEFERRED TAX LIABILITIES.............         5,243        25,966
                                       ------------  ------------
OTHER LONG-TERM LIABILITIES..........        33,348        14,371
                                       ------------  ------------
MINORITY INTERESTS...................         1,154         2,045
                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par; shares
      authorized 1,000,000, none
      issued.........................            --            --
     Common stock, $.10 par; shares
      authorized 80,000,000; issued
       50,988,741 and 50,575,768.....         5,099         5,058
     Paid-in capital.................       602,231       593,744
     Retained earnings...............       130,243       140,801
     Cumulative translation
      adjustment.....................        (5,869)       (4,168)
     Treasury stock, 41,260 and
      51,202 common shares, at
      cost...........................          (861)         (801)
                                       ------------  ------------
          Total stockholders'
            equity...................       730,843       734,634
                                       ------------  ------------
                                       $  1,258,860  $  1,153,970
                                       ============  ============

 The accompanying notes are an integral part of these consolidated financial statements.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          1995         1994         1993
                                       -----------  -----------  -----------
REVENUES.............................  $   858,907  $   676,749  $   500,491
COSTS AND EXPENSES:
  Cost of sales and services.........      625,346      488,133      352,677
  Selling, general and administrative
     expenses........................      137,959      115,978       91,591
  Research and development...........        4,954        4,735        3,649
  Equity in earnings of
     unconsolidated affiliates.......       (1,477)      (1,169)      (2,716)
  Foreign currency (gain) loss,
     net.............................          (74)      (2,205)         713
  Other expense, net.................        3,835        3,073          906
  Acquisition-related costs and other
     unusual charges.................       88,182        2,500        4,000
                                       -----------  -----------  -----------
     Total operating costs and
        expenses.....................      858,725      611,045      450,820
                                       -----------  -----------  -----------
OPERATING INCOME.....................          182       65,704       49,671
Interest expense.....................       17,217        8,847        4,027
Interest income......................       (2,081)      (1,959)      (3,243)
                                       -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS.................      (14,954)      58,816       48,887
Income tax provision (benefit).......       (4,616)      16,958       13,635
                                       -----------  -----------  -----------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS..........................      (10,338)      41,858       35,252
Minority interests...................          220         (119)          77
                                       -----------  -----------  -----------
NET INCOME (LOSS)....................  $   (10,558) $    41,977  $    35,175
                                       ===========  ===========  ===========
Weighted average common and common
  equivalent shares outstanding......       50,989       44,845       38,607
                                       ===========  ===========  ===========
INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE...................  $     (0.21) $      0.94  $      0.88
                                       ===========  ===========  ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     COMMON STOCK                           CUMULATIVE    TREASURY STOCK
                                       PREFERRED   ----------------    PAID-IN   RETAINED   TRANSLATION   ---------------
                                         STOCK     SHARES    AMOUNT    CAPITAL   EARNINGS   ADJUSTMENT    SHARES   AMOUNT
                                       ---------   -------   ------   ---------  --------   -----------   ------   ------
BALANCE, December 31, 1992 as
  previously reported................    $ 586      21,270   $2,127   $ 181,688  $(45,699)    $ 1,195        24    $(272)
Adjustment for pooling of
  interests..........................       --      13,628   1,363       95,166  116,651       (3,347)       --       --
                                       ---------   -------   ------   ---------  --------   -----------   ------   ------
BALANCE, December 31, 1992...........      586      34,898   3,490      276,854   70,952       (2,152)       24     (272)
Shares issued under employee benefit
  plans..............................       --          46       4          982       --           --        --       --
Stock grants and options exercised...       --         410      41        6,729       --           --         8     (170)
Issuance of Common Stock.............       --       4,675     468       92,028       --           --        --       --
Issuance of Common Stock in
  acquisition........................       --          80       8        2,075       --           --        --       --
Settlement of a note receivable from
  a former officer...................       --          --      --          224       --           --        --       --
Conversion of Preferred Stock........     (572)        778      78          494       --           --        --       --
Redemption of Preferred Stock........      (14)         --      --         (340)      --           --        --       --
Currency translation adjustment......       --          --      --           --       --       (4,892)       --       --
Net income...........................       --          --      --           --   35,175           --        --       --
Dividends on Preferred Stock
  ($12.47 per share).................       --          --      --           --   (7,303 )         --        --       --
                                       ---------   -------   ------   ---------  --------   -----------   ------   ------
BALANCE, December 31, 1993...........       --      40,887   4,089      379,046   98,824       (7,044)       32     (442)
Shares issued under employee benefit
  plans..............................       --           9       1          178       --           --        --       --
Stock grants and options exercised...       --         131      13        1,905       --           --        19     (359)
Issuance of Common Stock in
  acquisition........................       --       9,549     955      212,615       --           --        --       --
Currency translation adjustment......       --          --      --           --       --        2,876        --       --
Net income...........................       --          --      --           --   41,977           --        --       --
                                       ---------   -------   ------   ---------  --------   -----------   ------   ------
BALANCE, December 31, 1994...........       --      50,576   5,058      593,744  140,801       (4,168)       51     (801)
Shares issued under employee benefit
  plans..............................       --           8       1          187       --           --        --       --
Stock grants and options exercised...       --         405      40        8,300       --           --       (10)     (60)
Currency translation adjustment......       --          --      --           --       --       (1,701)       --       --
Net loss.............................       --          --      --           --  (10,558 )         --        --       --
                                       ---------   -------   ------   ---------  --------   -----------   ------   ------
BALANCE, December 31, 1995...........    $  --      50,989   $5,099   $ 602,231  $130,243     $(5,869)       41    $(861)
                                       =========   =======   ======   =========  ========   ===========   ======   ======

                                         TOTAL
                                       ---------
BALANCE, December 31, 1992 as
  previously reported................  $ 139,625
Adjustment for pooling of
  interests..........................    209,833
                                       ---------
BALANCE, December 31, 1992...........    349,458
Shares issued under employee benefit
  plans..............................        986
Stock grants and options exercised...      6,600
Issuance of Common Stock.............     92,496
Issuance of Common Stock in
  acquisition........................      2,083
Settlement of a note receivable from
  a former officer...................        224
Conversion of Preferred Stock........         --
Redemption of Preferred Stock........       (354)
Currency translation adjustment......     (4,892)
Net income...........................     35,175
Dividends on Preferred Stock
  ($12.47 per share).................     (7,303)
                                       ---------
BALANCE, December 31, 1993...........    474,473
Shares issued under employee benefit
  plans..............................        179
Stock grants and options exercised...      1,559
Issuance of Common Stock in
  acquisition........................    213,570
Currency translation adjustment......      2,876
Net income...........................     41,977
                                       ---------
BALANCE, December 31, 1994...........    734,634
Shares issued under employee benefit
  plans..............................        188
Stock grants and options exercised...      8,280
Currency translation adjustment......     (1,701)
Net loss.............................    (10,558)
                                       ---------
BALANCE, December 31, 1995...........  $ 730,843
                                       =========

 The accompanying notes are an integral part of these consolidated financial statements.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                (IN THOUSANDS)

                                          1995         1994         1993
                                       -----------  -----------  -----------
NET INCOME (LOSS)....................  $   (10,558) $    41,977  $    35,175
Income items not requiring
  (providing) cash:
     Depreciation and amortization...       95,957       71,037       50,449
     Non-cash portion of
       acquisition-related costs and
       other
       unusual charges...............       66,196           --           --
     Deferred income tax provision
       (benefit).....................      (20,781)         649         (214)
     Gain on sales of assets, net....      (12,503)      (9,559)      (8,452)
     Unrealized foreign currency
       gain..........................           --       (2,843)          --
     Undistributed earnings of
       affiliates....................          189          868          905
     Minority interests..............          220         (119)          77
     Increase (decrease) in operating
       cash flow resulting from:
       Receivables, net..............       16,277      (32,345)     (26,330)
       Inventories, net..............      (12,603)     (14,619)      (2,921)
       Payment of deferred loan
          costs......................         (892)        (818)      (6,424)
       Prepayments and other.........       (5,799)        (477)       1,194
       Accounts payable and accrued
          liabilities................      (46,307)      15,798         (961)
       Other long-term liabilities...        9,477       (1,980)       2,151
                                       -----------  -----------  -----------
CASH PROVIDED BY OPERATING
  ACTIVITIES.........................       78,873       67,569       44,649
                                       -----------  -----------  -----------
Purchases of property, plant and
  equipment..........................     (110,625)    (114,018)     (63,757)
Acquisitions, net of notes issued and
  cash acquired......................     (139,226)    (105,850)    (117,835)
Proceeds from sales of property,
  plant and equipment................       40,630       19,810       31,072
Other net cash flows from investing
  activities.........................       (9,245)      (1,502)      (2,052)
                                       -----------  -----------  -----------
CASH USED IN INVESTING ACTIVITIES....     (218,466)    (201,560)    (152,572)
                                       -----------  -----------  -----------
Borrowings under credit facilities...      411,737      144,539      102,500
Repayment of borrowings..............     (283,346)     (45,299)    (110,462)
Proceeds from Common Stock issuance,
  net of costs.......................           --           --       92,496
Net cash flows from currency hedging
  transactions.......................       (2,719)      (1,036)          --
Proceeds from stock option exercises,
  sales of stock to employee
  benefit plans and other............        6,268        1,693        6,878
Preferred Stock dividends paid.......           --           --       (7,303)
                                       -----------  -----------  -----------
CASH PROVIDED BY FINANCING
  ACTIVITIES.........................      131,940       99,897       84,109
                                       -----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH...............................        4,347           66       (1,076)
                                       -----------  -----------  -----------
DECREASE IN CASH AND CASH
  EQUIVALENTS........................       (3,306)     (34,028)     (24,890)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       36,106       70,134       95,024
                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $    32,800  $    36,106  $    70,134
                                       ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
     Interest........................  $    14,396  $     6,380  $     2,773
     Income taxes....................       17,741       14,236       12,136
Purchases of equipment financed by
  debt...............................           --        3,213          625

 The accompanying notes are an integral part of these consolidated financial statements.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

     BASIS OF PRESENTATION. On October 5, 1995, Weatherford International Incorporated ("Weatherford") completed a merger with Enterra Corporation ("Enterra") and changed its name to "Weatherford Enterra, Inc." (see Note 2). The merger was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of Enterra for all periods presented. Contemporaneously with the Enterra merger, Weatherford effected a one-for-two reverse stock split of its Common Stock (see Note 6). In this report, all per common share amounts and numbers of common shares have been restated to reflect the reverse stock split.

     PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Weatherford Enterra, Inc. and subsidiaries (the "Company" or "Weatherford Enterra") after elimination of all significant intercompany accounts and transactions. The Company accounts for its 50% or less-owned affiliates using the equity method.

     ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The reported value of all financial instruments approximates market value. Prepayments and other current assets at December 31, 1995 and 1994 included cash of approximately $2,367,000 and $2,117,000, respectively, which was restricted as a result of exchange controls in certain foreign countries or cash collateral requirements for performance bonds, letters of credit and customs bonds.

     INVENTORIES. Inventories, net of allowances, are valued at the lower of cost (first-in, first-out or average) or market and are summarized as follows (in thousands):

                                          1995         1994
                                       -----------  -----------
Spare parts and components...........  $    34,911  $    45,894
Raw materials........................       44,494       37,944
Work in process......................       27,287       19,605
Finished goods.......................       58,691       49,748
                                       -----------  -----------
                                       $   165,383  $   153,191
                                       ===========  ===========

     Work in process and finished goods inventories include the costs of materials, labor and plant overhead.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of assets are as follows:

Buildings and improvements              5 - 45 years
Rental and service equipment            3 - 15 years
Machinery and other equipment           3 - 15 years

Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts, and any resulting gain or loss is included in the consolidated statements of income.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     GOODWILL. Goodwill represents the excess of the aggregate price paid by the Company in acquisitions accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis generally over a period of 40 years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Goodwill amortization expense totaled $5,852,000, $2,970,000 and $191,000 during 1995, 1994 and 1993, respectively. Accumulated amortization at December 31, 1995 and 1994 was $9,808,000 and $3,956,000, respectively.

     INCOME TAXES. The Company applies the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.

     The Company does not provide federal income taxes on the undistributed earnings of certain of its foreign subsidiaries because it believes these amounts are permanently invested outside the United States. The cumulative amount of such undistributed earnings on which federal taxes have not been provided was $107,255,000 at December 31, 1995. If these foreign earnings were to be ultimately remitted, certain foreign withholding taxes would be payable, and U.S. federal income taxes payable at that time would be reduced by foreign tax credits generated by the repatriation, net of operating loss carryforwards and tax credit carryforwards.

     ENVIRONMENTAL EXPENDITURES. Environmental expenditures that relate to ongoing business activities are expensed or capitalized, in accordance with the Company's capitalization policy. Expenditures that relate to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenues, are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Liabilities included $17,743,000 and $9,371,000 of accrued environmental expenditures at December 31, 1995 and 1994, respectively.

     FOREIGN CURRENCY TRANSLATION. The functional currency for most of the Company's international operations is the applicable local currency. The translation of the foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate for the period. The gains or losses resulting from such translation are included as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

     FOREIGN EXCHANGE CONTRACTS. The Company occasionally enters into foreign exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At December 31, 1995 and 1994, the Company had contracts maturing the following January to sell $56,594,000 and $55,880,000, respectively, in Norwegian kroner, U.K. pounds sterling and Dutch

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) guilders. Had such respective contracts matured on December 31, 1995 and 1994, the Company's required cash outlay would have been $38,000 and $461,000, respectively.

     REVENUE RECOGNITION. Revenues are recognized when services and rentals are provided and when products and equipment are shipped. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost downhole are reflected as revenues.

     INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE. Income (loss) per common and common equivalent share is computed on the basis of the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the periods. For purposes of this calculation, dividends on the Company's $2.625 Convertible Exchangeable Cumulative Preferred Stock (the "Preferred Stock") of $1,153,000 were deducted from net income during 1993. Preferred Stock dividends in arrears paid in 1993 totaling $6,150,000 had been deducted from net income for purposes of calculating income per common and common equivalent share during the years in which the arrearages accumulated. Fully diluted income per share is equal to primary income per share in all periods presented.

     CONCENTRATION OF CREDIT RISK. The Company grants credit to its customers, which are primarily in the oil and gas industry. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different countries. The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses (see Note 12).

     RECLASSIFICATIONS. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

(2)  ACQUISITIONS AND MERGERS --

     Results of operations for business combinations accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. With respect to business combinations accounted for as poolings of interests, the consolidated financial statements have been restated for all periods presented as if the companies had been combined since inception.

     ENTERRA. On October 5, 1995, Weatherford completed a merger with Enterra, a worldwide provider of specialized services and products to the oil and gas industry through its oilfield, pipeline and gas compression services businesses. After giving effect to a contemporaneous one-for-two reverse stock split (see Note 6), Weatherford issued approximately 23,668,000 shares of Common Stock in exchange for all the outstanding shares of Enterra common stock based on an exchange ratio of 0.845 of a share of Weatherford Common Stock for each share of Enterra common stock outstanding. The merger was accounted for as a pooling of interests.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of revenues and net income (loss) of the combined entities as restated follows (in thousands):

                                    JANUARY 1, 1995    YEAR ENDED DECEMBER 31,
                                        THROUGH        ------------------------
                                    OCTOBER 5, 1995       1994         1993
                                    ----------------   -----------  -----------
Revenues:
     Weatherford.................       $312,466       $   374,506  $   335,434
     Enterra.....................        348,573           302,243      165,057
                                    ----------------   -----------  -----------
     Combined....................       $661,039       $   676,749  $   500,491
                                    ================   ===========  ===========
Net Income (Loss):
     Weatherford.................       $ 28,621       $    29,460  $    21,990
     Enterra.....................         (3,609)           12,517       13,185
                                    ----------------   -----------  -----------
     Combined....................       $ 25,012       $    41,977  $    35,175
                                    ================   ===========  ===========

     ENERGY INDUSTRIES. On December 15, 1995, the Company acquired substantially all of the assets of the natural gas compression business of Energy Industries, Inc. and Zapata Energy Industries, L.P. (collectively, "Energy Industries") in a transaction accounted for as a purchase. Energy Industries was engaged in the business of fabricating, selling, installing, renting and servicing natural gas compressor units used in the oil and gas industry. The Company paid approximately $130,000,000 in cash, subject to adjustment, and assumed certain liabilities totaling approximately $12,485,000.

     H & H. On September 1, 1994, Weatherford completed a merger with H & H Oil Tool Co., Inc. ("H & H"), a rental and fishing tool company operating in California and the Rocky Mountain Region. The Company issued approximately 1,323,000 shares of Common Stock in exchange for all the outstanding shares of H & H common stock based on an exchange ratio of 0.3945 of a share of Company Common Stock for each share of H & H common stock outstanding. The merger was accounted for as a pooling of interests. In connection with the H & H merger, Weatherford repaid indebtedness of H & H totaling $1,595,000, which included a $1,370,000 note payable to a shareholder of H & H. In addition, Weatherford recorded acquisition-related costs totaling $2,500,000, primarily representing transaction fees and employee termination and facility closure costs to consolidate the H & H operations into Weatherford.

     TOTAL ENERGY. On August 12, 1994, Enterra acquired all of the outstanding common stock of Total Energy Services Company ("Total Energy") in exchange for shares of Enterra common stock valued, in the aggregate, at $213,570,000 in a transaction accounted for as a purchase. Total Energy was primarily engaged in the businesses of designing, fabricating, selling, installing and renting gas compressor units and of manufacturing and servicing specialized oilfield equipment for use in the oil and gas industry. Enterra also acquired the minority interests in two Total Energy subsidiaries for $23,000,000 in cash, paid transaction costs and employment-related obligations totaling approximately $15,000,000 and assumed Total Energy's long-term debt of $75,000,000.

     ODFJELL RENTAL. On April 15, 1994, Weatherford acquired the rental assets and business of various companies comprising the Rental Division of Odfjell Drilling and Consulting Company (collectively, "Odfjell Rental") in a transaction accounted for as a purchase. Odfjell Rental was engaged in the rental of oilfield tools to the oil and gas industry in Norway, the United Kingdom, the Netherlands and Southeast Asia. Weatherford paid $56,200,000 in cash and assumed certain contractual rights and obligations.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited pro forma summary results of operations assume that the acquisitions of Energy Industries, Total Energy and Odfjell Rental occurred on January 1, 1994 (in thousands except per share amounts):

                                         1995(1)       1994
                                       -----------  -----------
Revenues.............................  $   920,456  $   903,060
Net income...........................  $    71,727  $    85,887
Income per common and common
  equivalent share...................  $      1.41  $      1.69

------------

(1) Includes unusual charges of $28,282,000, or $0.24 per common share. See
    Note 3.

     The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place on January 1, 1994 or of future results of operations of the combined businesses.

     HOMCO. On April 1, 1993, Weatherford acquired substantially all of the assets of Homco International, Inc. and its subsidiaries (collectively, "Homco") in a transaction accounted for as a purchase. Homco's primary businesses included rental tools and fishing tool services and manufactured products. Weatherford paid Homco $97,500,000 in cash and assumed certain liabilities totaling approximately $39,200,000. In connection with the Homco acquisition, Weatherford recorded acquisition-related costs totaling $4,000,000, primarily representing employee termination and facility closure costs to consolidate the Homco operations into Weatherford. Between April 1, 1993 and December 31, 1993, the Company sold five Homco business lines for total consideration of $25,853,000, consisting of cash of $17,353,000 and notes receivable and marketable securities valued at approximately $8,500,000. No gains or losses were recognized in connection with these sales.

     OTHER ACQUISITIONS. During 1995, 1994 and 1993, the Company acquired several businesses in addition to those mentioned above in transactions accounted for as purchases. The impact of these acquisitions on reported results of operations, on a pro forma basis, was not material to the Company's consolidated results of operations.

(3)  ACQUISITION-RELATED COSTS AND OTHER UNUSUAL CHARGES --

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value net of selling costs. SFAS No. 121 also establishes the procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and intangibles to be held and used by an entity.

     During the second quarter of 1995, the Company adopted SFAS No. 121 and management of Enterra made certain strategic decisions which resulted in $28,282,000 of unusual charges. Such charges included a $10,041,000 writedown to fair value, based on management's estimation of net sales price, related to three energy products and services businesses to be sold. Revenues and operating income related to such businesses were $46,747,000 and $3,080,000 in 1995, $27,940,000 and $2,490,000 in 1994 and $1,024,000 and $231,000 in 1993,
respectively. On September 25, 1995, Enterra sold substantially all of the fixed assets and inventory of one such business for cash of $9,494,000. At December 31, 1995, the carrying value of the remaining businesses to be sold was

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) approximately $18,500,000. One of these businesses was sold on January 31, 1996 for cash of $9,754,000, subject to adjustment.

     The remaining second quarter unusual charges of $18,241,000 consisted primarily of asset writedowns related to certain excess facilities, equipment and inventories, and estimated costs in connection with the closure of certain pipeline businesses and the consolidation of certain oilfield service administrative and operating facilities. This restructuring resulted in reductions of approximately 40 and 80 personnel in the pipeline and oilfield services segment, respectively.

     During the fourth quarter of 1995, the Company recorded expenses of $59,900,000 related to the merger with Enterra and the financial impact of management decisions related to the future operations of the combined companies. The acquisition-related costs primarily consisted of transaction costs, severance and termination agreements with former officers and employees, facility closure costs primarily to consolidate the oilfield service operations and administrative functions of Enterra and Weatherford (reducing approximately 600 personnel), and the reduction in recorded value of certain assets that had diminished future value in the operations of the combined Company.

     A summary of the 1995 acquisition-related costs and other unusual charges follows (in thousands):

                                        SECOND       FOURTH
                                        QUARTER      QUARTER       YEAR
                                        -------      -------      -------
Enterra merger transaction-related
  costs..............................   $    --      $18,800      $18,800
Severance and termination costs......     1,588       10,900       12,488
Facility closure and consolidation
  costs..............................     1,893       19,050       20,943
Writedowns of assets to be sold......    10,041        2,240       12,281
Other asset writedowns...............    13,762        8,210       21,972
Other................................       998          700        1,698
                                        -------      -------      -------
                                        $28,282      $59,900      $88,182
                                        =======      =======      =======

     Weatherford recorded acquisition-related costs of $2,500,000 in the third quarter of 1994 related to the H & H merger and $4,000,000 in the second quarter of 1993 in connection with the Homco acquisition (See Note 2). The 1994 and 1993 acquisition-related costs primarily represented transaction costs of the H & H merger and employee termination and facility closure costs to consolidate the operations of H & H and Homco into Weatherford.

(4)  LONG-TERM DEBT --

     Long-term debt consisted of the following (in thousands):

                                          1995         1994
                                       -----------  -----------
Bank term loan.......................  $   200,000  $    67,105
Bank revolving credit facility.......      120,000      122,500
Foreign bank debt, denominated in
  foreign currencies.................        2,071          129
Industrial Revenue Bonds.............        3,085        3,310
Other indebtedness...................        3,804        3,515
                                       -----------  -----------
                                           328,960      196,559
Less -- Amounts due within one
  year...............................       36,670       17,813
                                       -----------  -----------
                                       $   292,290  $   178,746
                                       ===========  ===========

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the Enterra merger, the Company entered into new bank credit facilities (the "Facilities") consisting of a $200,000,000 term loan (the "Term Loan") and a $200,000,000 revolving credit facility (the "Revolving Credit Facility"). The Facilities replaced the previous primary bank credit facilities of Weatherford and Enterra. The Term Loan is payable in 23 equal quarterly installments commencing March 31, 1996. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at December 31, 1995 was 6.4%. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's total debt-to-total capitalization ratio, is payable quarterly on the unused portion of the Revolving Credit Facility. The Facilities agreement requires that the Company maintain certain financial ratios and limits the Company's ability to incur indebtedness, make investments and dispose of assets.

     The Industrial Revenue Bonds are payable in annual installments ranging from $275,000 to $610,000, plus interest, through July 2002. The applicable rate of interest on amounts outstanding at December 31, 1995 was 5.2%. The Industrial Revenue Bonds are collateralized by a $3,142,000 irrevocable letter of credit.

     Maturities of the Company's long-term debt at December 31, 1995 were as follows (in thousands):

1996.................................  $    36,670
1997.................................       38,022
1998.................................       36,001
1999.................................       35,605
2000.................................      155,392
Thereafter...........................       27,270
                                       -----------
                                       $   328,960
                                       ===========

     At December 31, 1995, the Company had $80,000,000 available to borrow under the Revolving Credit Facility and $11,822,000 available for borrowing under working capital facilities of certain of the Company's international subsidiaries. In addition, the Company has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $18,857,000 of letters of credit and bid and performance bonds outstanding at December 31, 1995.

(5)  INCOME TAXES --

     The components of income (loss) before income taxes and minority interests were as follows (in thousands):

                                          1995        1994       1993
                                       -----------  ---------  ---------
Foreign..............................  $    23,853  $  35,233  $  37,064
United States........................      (38,807)    23,583     11,823
                                       -----------  ---------  ---------
                                       $   (14,954) $  58,816  $  48,887
                                       ===========  =========  =========

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The income tax provision (benefit) was comprised of the following (in thousands):

                                          1995        1994       1993
                                       -----------  ---------  ---------
Current:
     Foreign.........................  $    15,219  $  13,790  $  12,655
     U.S. alternative minimum taxes
        and
        state income taxes...........          946      2,519      1,194
                                       -----------  ---------  ---------
           Total current.............       16,165     16,309     13,849
                                       -----------  ---------  ---------
Deferred:
     Foreign.........................        3,038        847       (769)
     U.S. Federal....................      (23,819)      (198)       555
                                       -----------  ---------  ---------
           Total deferred............      (20,781)       649       (214)
                                       -----------  ---------  ---------
                                       $    (4,616) $  16,958  $  13,635
                                       ===========  =========  =========

     The consolidated provision for income taxes differs from the provision computed at the statutory U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                          1995        1994       1993
                                       -----------  ---------  ---------
Tax provision at U.S. statutory
  rate...............................  $    (5,234) $  20,399  $  16,930
Foreign income, taxed at more (less)
  than U.S.
  statutory rate.....................        7,687      2,448       (938)
Intercompany dividends...............          557      1,479        665
Benefit of U.S. NOL carryforwards....      (15,299)    (8,869)    (3,667)
Nondeductible goodwill...............        1,601        692         45
Nondeductible expenses related to
  acquisitions.......................        3,307         --         --
Other nondeductible expenses.........        1,819        394        236
Tax-exempt interest income...........           --       (102)      (449)
U.S. alternative minimum taxes and
  state income taxes.................          946        517        813
                                       -----------  ---------  ---------
                                       $    (4,616) $  16,958  $  13,635
                                       ===========  =========  =========

     On the accompanying consolidated balance sheets, current deferred tax assets and liabilities are netted within each tax jurisdiction. The components of the net deferred tax assets (liabilities) shown on the consolidated balance sheets are as follows (in thousands):

                                         1995        1994
                                       ---------  -----------
Current deferred tax assets..........  $  20,850  $    16,192
Valuation allowance, current.........     (9,855)      (4,358)
Non-current deferred tax assets......     11,299       48,780
Valuation allowance, non-current.....     (6,644)     (26,625)
                                       ---------  -----------
     Total deferred tax assets.......     15,650       33,989
                                       ---------  -----------
Current deferred tax liabilities.....       (117)      (1,486)
Non-current deferred tax
  liabilities........................     (5,627)     (48,120)
                                       ---------  -----------
     Total deferred tax
  liabilities........................     (5,744)     (49,606)
                                       ---------  -----------
Net deferred tax assets
  (liabilities)......................  $   9,906  $   (15,617)
                                       =========  ===========

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The change in the valuation allowance in 1995 primarily relates to current year utilization of U.S. net operating loss ("NOL") carryforwards and management's assessment that future taxable income will be sufficient to enable the Company to utilize remaining NOL carryforwards. The tax effects of significant temporary differences giving rise to deferred tax assets (liabilities) are as follows (in thousands):

                                          1995         1994
                                       -----------  -----------
Net operating loss and tax credit
  carryforwards......................  $    40,056  $    30,458
Depreciation and amortization........      (39,378)     (37,332)
Financial reserves and accruals not
  yet deductible.....................       16,804       16,770
Other differences between financial
  and tax bases
  of assets and liabilities..........        8,923        5,470
Valuation allowances.................      (16,499)     (30,983)
                                       -----------  -----------
                                       $     9,906  $   (15,617)
                                       ===========  ===========

     The Company has U.S. alternative minimum tax credit carryforwards of approximately $3,674,000 which do not expire and can be used to reduce regular tax to the extent it exceeds alternative minimum tax liability in future years. The Company also has U.S. NOL carryforwards available to reduce future U.S. taxable income of $47,780,000 expiring between 1999 and 2009 and general business credit carryforwards available to reduce future U.S. federal income taxes payable of $9,677,000 expiring between 1996 and 2000.

(6)  CAPITAL STOCK --

     COMMON STOCK. On October 5, 1995, contemporaneously with the Enterra merger (see Note 2), the Company effected a one-for-two reverse stock split of Company Common Stock. In this report, all per common share amounts and numbers of common shares have been restated to reflect the reverse stock split. The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future. On April 27, 1993, the Company completed the sale, pursuant to a public offering, of 4,675,000 shares of Common Stock at a price of $21.00 per share. The proceeds to the Company of $92,496,000, net of underwriters' discount and expenses of $536,000, were substantially used to repay indebtedness incurred in connection with the acquisition of Homco (See
Note 2).

     PREFERRED STOCK. In the fourth quarter of 1993, the Company paid cash dividends in arrears totaling $6,150,000, or $10.50 per preferred share, on its Preferred Stock. These dividend arrearages accumulated during a 16-quarter period from 1986 through 1989. On October 27, 1993, the Company announced that it would redeem all shares of Preferred Stock outstanding on November 30, 1993 (the "Redemption Date") at a redemption price of $25.263 per preferred share. Prior to the Redemption Date, holders of 571,693 shares of Preferred Stock elected to convert such shares into 777,498 shares of Common Stock. The remaining 14,012 shares of Preferred Stock were redeemed for an aggregate redemption price of $354,000.

     EMPLOYEE STOCK PLANS. The Company has a number of stock option plans pursuant to which officers and other key employees may be granted options to purchase shares of Common Stock. At December 31, 1995, there were 2,324,217 shares available for issuance under the plans, at fair market value. Options generally become exercisable in three annual installments, beginning one year after the date of grant. Unexercised options expire five or ten years after the date of grant. Pursuant to the Enterra merger, the Company replaced all options outstanding under Enterra's option plan with options to purchase an equivalent number of shares of Company Common Stock. The Company has a Non-

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Employee Director Stock Option Plan (the "Director Option Plan") pursuant to which each non-employee director receives upon election as a director an initial option to purchase 2,500 shares and, at each annual meeting thereafter, an additional option to purchase 500 shares of Common Stock, in each case at fair market value. At December 31, 1995, there were 60,000 shares available for issuance under the Director Option Plan. Options become exercisable six months after the date of grant, and unexercised options expire ten years after the date of grant. Enterra had a similar plan, pursuant to which directors of Enterra received immediately exercisable options to purchase shares of Enterra common stock, at fair market value. All outstanding options under the Enterra director plan were exercised prior to the Enterra merger.

     The following table summarizes activity related to stock option plans of the Company:

                                            NUMBER OF SHARES
                                        -------------------------
                                                     NON-EMPLOYEE         OPTION PRICE
                                        EMPLOYEES     DIRECTORS             PER SHARE
                                        ---------    ------------   -------------------------
Outstanding, December 31, 1992.......   1,176,929        35,913     $    4.50   -   $   23.95
     Granted.........................     187,125        10,562         10.14   -       24.71
     Exercised.......................    (363,341)       (8,450)         4.50   -       23.95
     Terminated......................     (33,770)           --          8.75   -       20.27
                                        ---------    ------------
Outstanding, December 31, 1993.......     966,943        38,025          5.63   -       24.71
     Granted.........................     156,201        29,575         12.04   -       23.95
     Exercised.......................     (84,188)       (8,450)         5.63   -       19.09
     Terminated......................     (60,021)           --          6.75   -       19.75
                                        ---------    ------------
Outstanding, December 31, 1994.......     978,935        59,150          6.75   -       24.71
     Granted.........................     953,985        57,575         18.50   -       26.00
     Exercised.......................    (220,284)      (88,725)         8.75   -       23.08
     Terminated......................    (424,404)           --         11.75   -       21.30
                                        ---------    ------------
Outstanding, December 31, 1995.......   1,288,232        28,000          6.75   -       26.00
                                        =========    ============
Exercisable, December 31, 1995.......     432,494        20,500          6.75   -       24.71
                                        =========    ============

     In addition to the options in the above table, the Company granted options to purchase 34,200, 45,337 and 84,500 shares of Common Stock in 1991, 1994 and 1995, respectively, to former directors and former employees of acquired companies and to a former officer of the Company. These options were granted pursuant to separate agreements and are not covered by an option plan. Exercises of such options totaled 4,400, 5,600 and 40,334 shares in 1993, 1994 and 1995, respectively, and 113,703 of such options were outstanding and exercisable at December 31, 1995 at prices ranging from $10.14 to $25.75 per share.

     The Company has a Stock Appreciation Rights Plan (the "SAR Plan") pursuant to which certain officers and other key employees were granted stock appreciation units ("SAR's"). The SAR Plan was amended in 1992 to provide that no additional grants would be made. SAR's were awarded in connection with stock options granted under one of the Company's stock option plans and can be exercised only if the related stock option is exercised. Compensation expense is recorded based on the increase in the market price of the Company's Common Stock since the date of grant. At December 31, 1995, there were 54,166 SAR's outstanding, all of which were vested, at an average price of $10.46 per SAR. During 1995, 1994 and 1993, the Company recognized compensation expense of $121,000, $350,000 and $801,000, respectively, in connection with SAR's.

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has a stock bonus plan (the "Bonus Plan") pursuant to which officers and certain other key employees of the Company may be granted shares of Common Stock. The market value of shares granted under the Bonus Plan is recorded to compensation expense on the date of grant. With respect to the Bonus Plan, the Company granted 9,875 shares and recognized compensation expense of $195,000 during 1994. The Company granted no shares under the Bonus Plan in 1995 and 1993. There were 25,179 shares available for future grants under the Bonus Plan at December 31, 1995.

     The Company has a restricted stock plan for certain officers of the Company and previously had a restricted stock plan for non-employee directors of the Company (collectively, the "Restricted Plans"), pursuant to which shares of common stock may be granted. Shares granted under the Restricted Plans are subject to certain restrictions on ownership and transferability when granted. With respect to grants made to officers prior to 1993, such restrictions generally lapse in four equal annual installments based on continued employment. Beginning in 1993, restrictions on grants made to officers lapse in part based on continued employment and in part based on Company performance. With respect to grants made to non-employee directors, such restrictions lapsed in three equal annual installments based on continued service. The director Restricted Plan has expired by its terms. The compensation related to the restricted stock grants is deferred and amortized to expense on a straight-line basis over the period of time the restrictions are in place, and the unamortized portion is classified as a reduction of paid-in capital in the accompanying consolidated balance sheets. The following table provides a summary of activity related to the Restricted Plans:

                                                             RESTRICTED PLAN
                                        RESTRICTED PLAN     FOR NON-EMPLOYEE
                                          FOR OFFICERS          DIRECTORS
                                        ----------------    -----------------
Outstanding, December 31, 1992.......         71,038               39,545
     Granted (market price: $15.75
        per share)...................         41,250                   --
     Forfeited.......................         (5,000)              (3,330)
     Restrictions terminated.........        (24,150)             (21,924)
                                        ----------------    -----------------
Outstanding, December 31, 1993.......         83,138               14,291
     Granted (market price: $19.75
        per share)...................         25,450                   --
     Forfeited.......................         (2,438)                  --
     Restrictions terminated.........        (52,318)             (14,291)
                                        ----------------    -----------------
     Outstanding, December 31,
        1994.........................         53,832                   --
     Granted (market price: $18.50
        per share)...................         29,500                   --
     Restrictions terminated.........        (47,193)                  --
                                        ----------------    -----------------
Outstanding, December 31, 1995.......         36,139                   --
                                        ================    =================
Shares available for future grants at
  December 31, 1995..................        160,437                   --
                                        ================    =================
Compensation expense:
     1995............................       $392,000            $      --
     1994............................        512,000               84,000
     1993............................        876,000              187,000
Deferred compensation at December 31:
     1995............................       $884,000            $      --
     1994............................        730,000                   --

     The Company has an Employee Stock Purchase Plan (the "ESPP"), pursuant to which eligible employees can purchase shares of Common Stock through payroll deductions. The Company matches

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) a specified percentage of the employee contributions made to the ESPP. Company matching contributions to the ESPP totaled $48,000, $45,000 and $46,000 during 1995, 1994 and 1993, respectively. There were 72,377 shares available for future purchases under the ESPP at December 31, 1995.

(7)  RETIREMENT AND EMPLOYEE BENEFIT PLANS --

     The Company has defined benefit and defined contribution pension plans covering substantially all U.S. employees and certain international employees. Plan benefits are generally based on years of service and average compensation levels. The Company's funding policy is to contribute, at a minimum, the annual amount required under applicable governmental regulations. With respect to certain international plans, the Company has purchased irrevocable annuity contracts to settle certain benefit obligations. Plan assets are invested primarily in equity and fixed income mutual funds.

     Pension expense related to the Company's defined contribution pension plans totaled $4,489,000, $3,691,000 and $2,962,000 in 1995, 1994 and 1993,
respectively. Pension expense related to the Company's defined benefit pension plans included the following components (in thousands):

                                         1995       1994       1993
                                       ---------  ---------  ---------
Service cost -- benefits earned
  during the period..................  $     692  $   1,071  $     650
Interest cost on projected benefit
  obligation.........................        365        310        237
Actual return on plan assets.........       (354)       (47)      (227)
Net amortization and deferral........        115       (121)       107
                                       ---------  ---------  ---------
                                       $     818  $   1,213  $     767
                                       =========  =========  =========

     The following table sets forth the funded status of the Company's defined benefit pension plans and the assumptions used in computing such information (in thousands, except percentages):

                                          U.S. PLANS          NON-U.S. PLANS
                                     --------------------  --------------------
                                       1995       1994       1995       1994
                                     ---------  ---------  ---------  ---------
Actuarial present value of benefit
  obligations:
Vested benefit obligation..........  $     941  $     426  $   2,591  $   2,170
                                     =========  =========  =========  =========
Accumulated benefit obligation.....  $   1,441  $     689  $   2,939  $   2,402
                                     =========  =========  =========  =========
Projected benefit obligation.......  $   2,042  $   1,075  $   3,735  $   2,992
Plan assets at fair value..........      1,130        958      1,729      1,422
                                     ---------  ---------  ---------  ---------
Projected benefit obligation in
  excess of plan assets............       (912)      (117)    (2,006)    (1,570)
Unrecognized prior service cost....         10         --        183        183
Unrecognized net (gain) loss.......        481        (57)      (732)      (879)
Unrecognized transition obligation.         --         --        160        157
                                     ---------  ---------  ---------  ---------
Unfunded accrued pension cost......       (421)      (174)    (2,395)    (2,109)
Adjustment for minimum liability...        (21)        --         --         --
                                     ---------  ---------  ---------  ---------
Pension liability..................  $    (442) $    (174) $  (2,395) $  (2,109)
                                     =========  =========  =========  =========
Assumed discount rates.............       7.25%       8.5%   6.8-8.0%   7.5-8.0%
Assumed rates of increase in
  compensation levels..............        4.0%      5.25%   4.0-5.0%   4.0-5.0%
Assumed expected long-term rate of
  return on plan assets............        8.0%       8.0%       8.0%       8.0%

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8)  COMMITMENTS AND CONTINGENCIES --

     Aggregate minimum rental commitments under noncancelable operating leases with lease terms in excess of one year as of December 31, 1995 were as follows (in thousands):

1996.................................  $  11,570
1997.................................      7,363
1998.................................      6,255
1999.................................      5,490
2000.................................      4,345
Thereafter...........................     27,467
                                       ---------
                                       $  62,490
                                       =========

     The Company incurred total rental expense under operating leases of $14,069,000, $15,329,000 and $13,689,000 in 1995, 1994 and 1993, respectively.

     The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the likelihood that uninsured losses, if any, resulting from the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Company is remote.

(9)  SEGMENT INFORMATION --

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in four industry segments -- oilfield services, energy products and services, gas compression and pipeline services. Revenues by industry segment and geographic area include both revenues from unaffiliated customers and intersegment revenues from related companies. The price at which intercompany sales are made is generally based on the selling price to unaffiliated customers less a discount or the direct product cost plus a mark-up. Indirect expenses have been allocated to industry segments in proportion to outside revenues.

     Export sales from the United States to unaffiliated customers in other geographic areas were as follows (in thousands):

                                         1995       1994       1993
                                       ---------  ---------  ---------
Europe/Commonwealth of Independent
  States.............................  $  10,904  $  16,443  $   8,014
Canada...............................     14,729     10,557     12,396
Africa...............................     17,792      9,605        820
Middle East..........................      3,843      4,209      7,215
Asia-Pacific.........................     11,242     17,047     10,943
Latin America........................      5,552      4,969      6,422
Other................................      1,403        381      3,578
                                       ---------  ---------  ---------
                                       $  65,465  $  63,211  $  49,388
                                       =========  =========  =========

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information with respect to industry and geographic segments follows (in thousands):

                                                                                                  CORPORATE
                                        OILFIELD    ENERGY PRODUCTS        GAS        PIPELINE        AND
                                        SERVICES     AND SERVICES      COMPRESSION    SERVICES    ELIMINATIONS    CONSOLIDATED
                                        --------    ---------------    -----------    --------    ------------    ------------
1995:
Outside revenues.....................   $470,548       $ 225,422        $  94,386     $68,551      $       --      $  858,907
Intersegment revenues................         --          20,586               --          --         (20,586)             --
Acquisition-related costs and other
  unusual charges....................     31,715          22,694               --       4,762          29,011          88,182
Operating income (loss)..............     41,214         (14,210)           7,788       3,602         (38,212)            182
Identifiable assets..................    545,688         172,770          434,146      41,940          64,316       1,258,860
Depreciation and amortization........     65,560           8,636           14,421       5,610           1,730          95,957
Capital expenditures.................     84,968           6,171           16,246       3,098             142         110,625
1994:
Outside revenues.....................   $423,381       $ 143,757        $  46,145     $63,466      $       --      $  676,749
Intersegment revenues................         --          11,748               --          --         (11,748)             --
Acquisition-related costs............      2,500              --               --          --              --           2,500
Operating income (loss)..............     52,665          16,668            4,047      (2,237 )        (5,439)         65,704
Identifiable assets..................    587,454         193,055          267,988      60,890          44,583       1,153,970
Depreciation and amortization........     54,605           4,532            4,969       5,088           1,843          71,037
Capital expenditures.................     94,722           5,011           10,857       3,266             162         114,018
1993:
Outside revenues.....................   $358,048       $  92,164        $      --     $50,279      $       --      $  500,491
Intersegment revenues................         --          10,779               --          --         (10,779)             --
Acquisition-related costs............      4,000              --               --          --              --           4,000
Operating income (loss)..............     44,743          10,726               --       2,019          (7,817)         49,671
Identifiable assets..................    429,105          80,972               --      57,376          68,149         635,602
Depreciation and amortization........     41,266           2,872               --       4,920           1,391          50,449
Capital expenditures.................     56,988           3,681               --       3,004              84          63,757

                                                                                                        CORPORATE
                                         UNITED                                            OTHER            AND
                                         STATES      CANADA      EUROPE     AFRICA     INTERNATIONAL    ELIMINATIONS
                                        --------    --------    --------    -------    -------------    ------------
1995:
Outside revenues.....................   $471,672    $106,491    $110,065    $57,450      $ 113,229        $     --
Intersegment revenues................     10,091         167       6,049         --          1,638         (17,945)
Acquisition-related costs and other
  unusual charges....................     43,276       2,850       4,302        624          8,119          29,011
Operating income (loss)..............      5,745      11,382       3,088     13,912          4,267         (38,212)
Identifiable assets..................    790,625      73,368     141,673     40,299        148,579          64,316
Capital expenditures.................     59,474       9,953       9,605      5,655         25,796             142

1994:
Outside revenues.....................   $383,076    $ 75,809    $ 84,830    $41,574      $  91,460        $     --
Intersegment revenues................     17,499         287       5,104         --          1,372         (24,262)
Acquisition-related costs............      2,500          --          --         --             --              --
Operating income (loss)..............     28,924      15,502       3,023     11,204         12,490          (5,439)
Identifiable assets..................    706,175      89,462     125,365     38,708        149,677          44,583
Capital expenditures.................     68,903       8,989      12,309      1,581         22,099             137

1993:
Outside revenues.....................   $285,163    $ 25,811    $ 73,291    $38,168      $  78,058        $     --
Intersegment revenues................      8,383         675       7,982        115          1,375         (18,530)
Acquisition-related costs............      4,000          --          --         --             --              --
Operating income (loss)..............     17,996       4,920       5,607      6,726         22,239          (7,817)
Identifiable assets..................    324,730      35,943      65,975     30,526        110,279          68,149
Capital expenditures.................     33,161       2,312       9,521      2,835         15,854              74

                                       CONSOLIDATED
                                       ------------
1995:
Outside revenues.....................   $  858,907
Intersegment revenues................           --
Acquisition-related costs and other
  unusual charges....................       88,182
Operating income (loss)..............          182
Identifiable assets..................    1,258,860
Capital expenditures.................      110,625
1994:
Outside revenues.....................   $  676,749
Intersegment revenues................           --
Acquisition-related costs............        2,500
Operating income (loss)..............       65,704
Identifiable assets..................    1,153,970
Capital expenditures.................      114,018
1993:
Outside revenues.....................   $  500,491
Intersegment revenues................           --
Acquisition-related costs............        4,000
Operating income (loss)..............       49,671
Identifiable assets..................      635,602
Capital expenditures.................       63,757

                  WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (10) UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         FIRST        SECOND       THIRD        FOURTH
                                        QUARTER     QUARTER(1)    QUARTER     QUARTER(2)     YEAR(3)
                                        --------    ----------    --------    ----------   -----------
1995:
     Revenues........................   $219,289     $ 211,079    $220,375     $ 208,164   $   858,907
     Gross profit....................     61,898        55,239      62,456        53,968       233,561
     Acquisition-related costs and
        other
        unusual charges..............         --        28,282          --        59,900        88,182
     Operating income (loss).........     24,324        (9,163)     25,227       (40,206)          182
     Income (loss) before income
        taxes
        and minority interests.......     20,580       (12,902)     21,352       (43,984)      (14,954)
     Net income (loss)...............     14,439        (3,145)     13,148       (35,000)      (10,558)
     Net income (loss) per share.....   $   0.29     $   (0.06)   $   0.26     $   (0.68)  $     (0.21)
1994:
     Revenues........................   $138,282     $ 135,395    $181,624     $ 221,448   $   676,749
     Gross profit....................     40,581        38,040      52,310        57,685       188,616
     Acquisition-related costs.......         --            --       2,500            --         2,500
     Operating income................     14,668        15,246      17,801        17,989        65,704
     Income before income taxes
        and minority interests.......     14,419        14,316      15,753        14,328        58,816
     Net income......................     10,291        10,720      10,604        10,362        41,977
     Net income per share............   $   0.25     $    0.26    $   0.23     $    0.20   $      0.94

------------
(1) Includes unusual charges in 1995 of $28,282,000, or $0.24 per common share. See Note 3.

(2) Includes acquisition-related costs in 1995 of $59,900,000, or $0.93 per common share. See Note 3.

(3) Includes acquisition-related costs and other unusual charges in 1995 of $88,182,000, or $1.17 per common share. See Note 3. Due to changes in the weighted average common shares outstanding, the sums of the quarterly per share amounts for 1995 do not equal earnings per share for the year.

     (11) RELATED PARTY TRANSACTIONS The Company provides management services under various gas compressor system fleet rental agency agreements with five limited partnerships and two Subchapter S corporations. Certain of the partners of the limited partnerships and shareholders and officers of the Subchapter S corporations are employees of the Company. The Company recorded management fee income under these agency agreements totaling $1,104,000 and $386,000 during 1995 and 1994, respectively. Since the date of the Total Energy acquisition (see Note 2), the limited partnerships and Subchapter S corporations earned net revenues under these agency agreements, after deducting the management fees, of $859,000 and $299,000 during 1995 and 1994, respectively.

     (12) ALLOWANCE FOR DOUBTFUL ACCOUNTS Activity in the Company's allowance for doubtful accounts, deducted from receivables in the consolidated balance sheets, was as follows (in thousands):

                                         1995       1994       1993
                                       ---------  ---------  ---------
Balance at beginning of year.........  $  11,240  $  11,747  $   6,301
Additions charged to costs and
  expenses...........................      6,499      2,702      2,603
Deductions for uncollectible
  receivables written off............     (1,878)    (3,437)    (1,085)
Acquired businesses..................     --            164      3,945
Translation and other, net...........         81         64        (17)
                                       ---------  ---------  ---------
                                       $  15,942  $  11,240  $  11,747
                                       =========  =========  =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For certain information concerning directors of the Company, reference is made to the information included under the caption "Election of Directors" included in the definitive Proxy Statement, which relates to the Annual Meeting of Stockholders of the Company to be held on May 17, 1996 (the "Proxy Statement"), to be filed within 120 days after the close of the fiscal year, which information is incorporated herein by such reference. For certain information concerning executive officers of the Company, see the caption "Executive Officers" in Item 1 elsewhere in this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     For information concerning this Item, reference is made to the caption "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information concerning this Item, reference is made to the caption "Ownership of Company Stock" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning this Item, reference is made to the caption "Executive Compensation and Other Matters" in the Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Consolidated Financial Statements of Weatherford Enterra, Inc. and Subsidiaries:

          Report of Arthur Andersen LLP, Independent Public Accountants, dated February 29, 1996.

          Consolidated Balance Sheets -- December 31, 1995 and 1994.

          Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1995.

          Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1995.

          Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1995.

          Notes to Consolidated Financial Statements.

     2.  Exhibits:

           2.1 -- Amended and Restated Assets Purchase Agreement among Homco International, Inc., A-1 Bit and Tool Co., Inc., A-1 Bit and Tool Company B.V., A-1 Bit and Tool Company A/S, A-1 Bit and Tool Company GmbH, A-1 Bit and Tool Company Pte., Ltd., Homco Arabian Gulf, Inc., Homco International, Inc., W.R. Grace & Company and Weatherford International Incorporated (incorporated by reference to Exhibit 2.2 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No. 1-7867)).

           2.2 -- Agreement and Plan of Merger dated as of June 23, 1995, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of August 28, 1995, between Weatherford International Incorporated and Enterra Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)).

           2.3 -- Amendment No. 2 to Agreement and Plan of Merger dated as of October 5, 1995, between Weatherford International Incorporated and Enterra Corporation (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 5, 1995 (File No. 1-7867)).

           2.4 -- Agreement dated as of September 20, 1995, among Zapata Corporation, Energy Industries, Inc., Zapata Energy Industries, L.P., Enterra Corporation and Enterra Compression Company (incorporated by reference to Exhibit 2 to Enterra Corporation's Current Report on Form 8-K dated October 2, 1995 (File No. 1-8153)).

           3.1 -- Corrected Restated Certificate of Incorporation of the
                  Company.

           3.2 -- Bylaws of the Company, as amended through March 17, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 28, 1994 (File No. 1-7867)).

           4.1 -- Credit Agreement dated as of October 5, 1995 among Weatherford Enterra, Inc., Weatherford Enterra U.S., Inc., Weatherford/Lamb, Inc., Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867)).

           4.2 -- First Amendment to Credit Agreement dated as of December 29, 1995 among Weatherford Enterra, Inc., Weatherford Enterra, U.S., Inc. Weatherford/Lamb, Inc., Weatherford Enterra U.S., Limited Partnership, Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto.

           4.3 -- Agreement dated as of June 23, 1995, as amended as of August 28, 1995, among Weatherford International Incorporated and American Gas & Oil Investors, Limited Partnership, AmGO II, Limited Partnership, AmGO III, Limited Partnership, First Reserve Secured Energy Assets Fund, Limited Partnership, First Reserve Fund V, Limited Partnership, First Reserve Fund V-2, Limited Partnership, and First Reserve Fund VI, Limited Partnership (collectively, the "First Reserve Funds"), and First Reserve Corporation (incorporated by reference to
                  Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)).

          *10.1-- 1987 Stock Option Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)).

          *10.2-- 1991 Stock Option Plan (incorporated by reference to Exhibit
                  10.2 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)).

          *10.3-- Stock Appreciation Rights Plan (incorporated by reference to
                  Exhibit 10.5 to the Company's Form 10-K Annual Report for the year ended December 31, 1990 (File No. 1-7867)) and First Amendment to Stock Appreciation Rights plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)).

          *10.4-- Change of Control Agreements with Philip Burguieres, James
                  R. Burke, M.E. Eagles, Norman W. Nolen and H. Suzanne Thomas (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K Annual Report for the year ended December 31, 1993 (File No. 1-7867)); James D. Green, Jon Nicholson and Weldon
                  W. Walker (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)); Philip D. Gardner, Robert A. Seekely and F. Thomas Tilton (incorporated by reference to
                  Exhibit 10.1 to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1995 (File No. 1-7867)); and Steven C. Grant (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867); First Amendment to Change of Control Agreements with Philip Burguieres, James R. Burke, M.E. Eagles, Norman W. Nolen, H. Suzanne Thomas, James
                  D. Green, Jon Nicholson and Weldon W. Walker (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1995 (File No. 1-7867)); and Philip D. Gardner, Robert A. Seekely and F. Thomas Tilton (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)); and Second Amendment to Change of Control Agreements with Philip Burguieres, James R. Burke, M. E. Eagles, Norman W. Nolen, H. Suzanne Thomas, James D. Green, Jon Nicholson and Weldon W. Walker (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)).

          *10.5-- Restricted Stock Incentive Plan, as amended December 13,
                  1990 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1990 (File No. 1-7867)).

          *10.6-- Indemnification Agreements with Thomas N. Amonett, William
                  E. Greehey, Robert K. Moses, Jr. and H. Suzanne Thomas (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K Annual Report for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres and Norman W. Nolen (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1991 (File No. 1-7867)); James R. Burke and John W. Johnson (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1991 (File No. 1-7867)); M.E. Eagles (incorporated by reference to
                  Exhibit 10.8 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No. 1-7867)); Weldon W. Walker (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)); and John A. Hill, William E. Macaulay, Robert L. Parker, Sr., R. Rudolph Reinfrank, Roger
                  M. Widmann and Steven C. Grant (incorporated by reference to
                  Exhibit 10.2 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867)).

          *10.7-- Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No. 1-7867)).

          *10.8-- Executive Incentive Stock Bonus Plan, as amended December
                  31, 1992 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No. 1-7867)).

          *10.9-- Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No. 1-7867)).

         *10.10-- Supplemental Savings Plan (incorporated by reference to
                  Exhibit 10.11 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)).

         *10.11-- Deferred Compensation Plan for Non-Employee Directors
                  (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)).

         *10.12-- Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)).

         *10.13-- Consulting Agreement dated October 5, 1995 between
                  Weatherford Enterra, Inc. and D. Dale Wood (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867)).

          22   -- Subsidiaries of the Company

          24   -- Consent of Independent Public Accountants

          27.1 -- Article 5 Financial Data Schedule

          27.2 -- Article 5 Restated Financial Data Schedule

* Management contract or compensatory plan or arrangement

     The Company will furnish to the Commission upon request a copy of each other instrument with respect to the long-term debt of the Company and its subsidiaries that defines the rights of holders of such debt or includes provisions that provide for cross default under such instruments.

     The Company will furnish a copy of any exhibit described above to the beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that as of March 29, 1996, the record date for the Company's 1996 Annual Meeting of Stockholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

     (b) Reports on Form 8-K:

          A report on Form 8-K dated October 5, 1995 was filed on October 16, 1995 by the Company reporting the completion of the Enterra Merger.

          A report on Form 8-K dated December 15, 1995 was filed on December 29, 1995 by the Company reporting the completion of the acquisition by the Company of the assets of Energy Industries. Amendment No. 1 to Form 8-K on Form 8-K/A dated December 15, 1995 was filed on February 27, 1996 by the Company reporting the audited historical financial statements of Energy Industries and the pro forma financial statements of the Company including Energy Industries.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 20, 1996.

                                          WEATHERFORD ENTERRA, INC.

                                          By:        PHILIP BURGUIERES
                                                     PHILIP BURGUIERES
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

        SIGNATURE                         TITLE                        DATE
    -----------------      ------------------------------------   --------------
    PHILIP BURGUIERES      Chairman of the Board, President and   March 20, 1996
   (PHILIP BURGUIERES)     Chief Executive Officer (Principal
                           Executive Officer)

     NORMAN W. NOLEN       Senior Vice President, Chief           March 20, 1996
    (NORMAN W. NOLEN)      Financial Officer and Treasurer
                           (Principal Financial and Accounting
                           Officer)

    THOMAS N. AMONETT      Director                               March 20, 1996
   (THOMAS N. AMONETT)

    WILLIAM E. GREEHEY     Director                               March 20, 1996
   (WILLIAM E. GREEHEY)

       JOHN A. HILL        Director                               March 20, 1996
      (JOHN A. HILL)

     JOHN W. JOHNSON       Director                               March 20, 1996
    (JOHN W. JOHNSON)

   WILLIAM E. MACAULAY     Director                               March 20, 1996
  (WILLIAM E. MACAULAY)

   ROBERT K. MOSES, JR.    Director                               March 20, 1996
  (ROBERT K. MOSES, JR.)

   ROBERT L. PARKER SR.    Director                               March 20, 1996
 (ROBERT L. PARKER, SR.)

   R. RUDOLPH REINFRANK    Director                               March 20, 1996
  (R. RUDOLPH REINFRANK)

     ROGER M. WIDMANN      Director                               March 20, 1996
    (ROGER M. WIDMANN)