Form 10-Q
period 1996-03-31
WEATHERFORD ENTERRA INC
filed 1996-05-15
CIK 29302

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark one)
          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1996

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

     There were 51,283,439 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 30, 1996.

                                 (Page 1 of 13)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                      MARCH 31,         DECEMBER 31,
                                                                                                         1996               1995
                                                                                                   ---------------    -------------
                                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.................................................................  $        21,520     $        32,800
    Receivables, net of allowance of $15,733 and $15,942......................................          239,732             231,125
    Inventories, net of allowance of $19,807 and $23,760......................................          166,708             165,383
    Deferred tax and other current assets.....................................................           32,516              34,054
                                                                                                ---------------     ---------------
        Total current assets..................................................................          460,476             463,362
                                                                                                ---------------     ---------------
PROPERTY, PLANT AND EQUIPMENT, AT COST........................................................        1,183,611           1,181,570
    Less -- Accumulated depreciation..........................................................          671,945             667,025
                                                                                                ---------------     ---------------
                                                                                                        511,666             514,545
                                                                                                ---------------     ---------------
GOODWILL, NET.................................................................................          251,081             259,450
                                                                                                ---------------     ---------------
OTHER ASSETS..................................................................................           21,012              21,503
                                                                                                ---------------     ---------------
                                                                                                $     1,244,235     $     1,258,860
                                                                                                ===============     ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term debt...........................................................................  $           119     $           306
    Current portion of long-term debt.........................................................           37,016              36,670
    Accounts payable..........................................................................           41,987              52,157
    Accrued income taxes......................................................................            7,576               4,650
    Other accrued liabilities.................................................................           84,928             102,199
                                                                                                ---------------     ---------------
        Total current liabilities.............................................................          171,626             195,982
                                                                                                ---------------     ---------------
LONG-TERM DEBT................................................................................          284,330             292,290
                                                                                                ---------------     ---------------
DEFERRED TAX LIABILITIES......................................................................            4,192               5,243
                                                                                                ---------------     ---------------
OTHER LONG-TERM LIABILITIES...................................................................           32,075              33,348
                                                                                                ---------------     ---------------
MINORITY INTERESTS ...........................................................................              378               1,154
                                                                                                ---------------     ---------------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par; shares authorized 1,000,000; none issued.........................               --                  --
    Common stock, $.10 par; shares authorized 80,000,000;
        issued 51,264,333 and 50,988,741......................................................            5,126               5,099
    Paid-in capital...........................................................................          608,616             602,231
    Retained earnings.........................................................................          143,720             130,243
    Cumulative translation adjustment.........................................................           (5,228)             (5,869)
    Treasury stock, 21,007 and 41,260 common shares, at cost..................................             (600)               (861)
                                                                                                ---------------     ---------------
        Total stockholders' equity............................................................          751,634             730,843
                                                                                                ---------------     ---------------
                                                                                                $     1,244,235     $     1,258,860
                                                                                                ===============     ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                        FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                      1996                 1995
                                                                                 ---------------     ---------------
REVENUES:
    Services and rentals.........................................................$       162,075    $        144,927
    Products.....................................................................         56,766              74,362
                                                                                 ---------------    ----------------
       Total revenues............................................................        218,841             219,289
                                                                                 ---------------    ----------------
COSTS AND EXPENSES:
    Cost of services and rentals.................................................        116,977             100,430
    Cost of products.............................................................         41,545              56,961
    Selling, general and administrative expenses.................................         33,314              36,169
    Research and development.....................................................          1,715               1,025
    Equity in earnings of unconsolidated affiliates..............................           (501)               (525)
    Foreign currency (gain), net.................................................            (19)               (333)
    Other expense, net...........................................................          2,026               1,238
                                                                                 ---------------    ----------------
       Total costs and expenses..................................................        195,057             194,965
                                                                                 ---------------    ----------------

OPERATING INCOME.................................................................         23,784              24,324

    Interest expense.............................................................          5,072               4,111
    Interest income..............................................................           (569)               (367)
                                                                                 ---------------    ----------------

INCOME BEFORE INCOME TAXES.......................................................         19,281              20,580

    Income tax provision.........................................................          5,825               6,168
    Minority interests...........................................................            (21)                (27)
                                                                                 ---------------    ----------------
NET INCOME.......................................................................$        13,477    $         14,439
                                                                                 ===============    ================
Weighted average common and common equivalent
    shares outstanding...........................................................         51,334              50,645
                                                                                 ===============    ================
INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE.............................................................$          0.26    $           0.29
                                                                                 ===============    ================

     The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                           (UNAUDITED - IN THOUSANDS)

                                                                                                CUMULATIVE
                                                          COMMON       PAID-IN      RETAINED    TRANSLATION    TREASURY
                                                          STOCK        CAPITAL      EARNINGS    ADJUSTMENT      STOCK         TOTAL
                                                          --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995 .........................      $5,099      $602,231      $130,243      $(5,869)      $(861)      $730,843

  Shares issued under employee
  benefit plans ....................................           2         1,144          --           --          --            1,146
  Stock grants and options exercised ...............          25         5,241          --           --           261          5,527
  Currency translation adjustment ..................        --            --            --            641        --              641
  Net income .......................................        --            --          13,477         --          --           13,477
                                                          ------      --------      --------      -------       -----       --------
BALANCE, MARCH 31, 1996 ............................      $5,126      $608,616      $143,720      $(5,228)      $(600)      $751,634
                                                          ======      ========      ========      =======       =====       ========

     The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                                                           FOR THE THREE MONTHS
                                                                                                               ENDED MARCH 31,
                                                                                                       ----------------------------
                                                                                                          1996               1995
                                                                                                       --------            --------
NET INCOME .................................................................................           $ 13,477            $ 14,439
  Income items not requiring (providing) cash:
    Depreciation and amortization ..........................................................             25,404              22,529
    Gain on sales of assets ................................................................             (3,130)             (2,907)
    Unrealized foreign currency gain .......................................................               (947)               --
    Undistributed earnings of affiliates ...................................................               (109)               (231)
    Deferred income tax provision (benefit) ................................................             (1,746)                709
    Increase (decrease) in cash from changes in operating accounts:
      Receivables, net .....................................................................            (11,942)               (362)
      Inventories, net .....................................................................             (7,679)             (1,872)
      Prepayments and other ................................................................              2,442               1,219
      Accounts payable and accrued liabilities .............................................            (17,149)            (28,508)
      Other long-term liabilities ..........................................................             (1,188)                588
                                                                                                       --------            --------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............................................             (2,567)              5,604
                                                                                                       --------            --------

Purchases of property, plant and equipment .................................................            (28,782)            (24,652)
Proceeds from disposition of assets ........................................................             17,379               5,013
Other net cash flows from investing activities .............................................              6,407                (644)
                                                                                                       --------            --------
CASH USED IN INVESTING ACTIVITIES ..........................................................             (4,996)            (20,283)
                                                                                                       --------            --------
Borrowings under credit facilities .........................................................             17,499              25,309
Repayment of borrowings ....................................................................            (24,971)            (23,957)
Net cash flows from currency hedging transactions ..........................................                381              (4,368)
Proceeds from sale of stock to employee benefit plans and stock
  option exercises .........................................................................              2,909                 113
                                                                                                       --------            --------
CASH USED IN FINANCING ACTIVITIES ..........................................................             (4,182)             (2,903)
                                                                                                       --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................................                465                 865
                                                                                                       --------            --------
DECREASE IN CASH AND CASH EQUIVALENTS ......................................................            (11,280)            (16,717)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             32,800              36,106
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 21,520            $ 19,389
                                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest .................................................................................           $  4,721            $  3,429
  Income taxes, net of refunds received ....................................................              2,469               6,834

     The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated financial statements of Weatherford Enterra, Inc. and its subsidiaries (the "Company" or "Weatherford Enterra") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

     Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant accounting changes have occurred during the three months ended March 31, 1996.

(2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

(3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):
                                                 MARCH 31,       DECEMBER 31,
                                                   1996             1995
                                                 --------         --------
Spare parts and components ..............        $ 43,660         $ 34,911
Raw materials ...........................          41,760           44,494
Work in process .........................          23,090           27,287
Finished goods ..........................          58,198           58,691
                                                 --------         --------
                                                 $166,708         $165,383
                                                 ========         ========
                                       -6-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                 BUSINESS REVIEW

  Weatherford Enterra is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company's principal business segments are oilfield services, energy products, gas compression and pipeline services. Weatherford Enterra operates in virtually every oil and gas exploration and production region in the world, with more than 330 locations in 47 countries.

  In 1991, the Company's management implemented a business strategy focused on offering a broader mix of services and products in domestic and international markets, becoming a leading participant in each of its core businesses and pursuing cost efficiencies in its existing operations and its newly-acquired businesses. Management has pursued this strategy through a series of acquisitions. As a result of these acquisitions, management believes it has positioned the Company as a market leader in its oilfield services, gas compression and pipeline services segments and in certain businesses included in its energy products segment. The acquisitions have allowed the Company to expand its product and service lines, improve its worldwide market position and realize significant consolidation cost savings.

                              RESULTS OF OPERATIONS

A summary of operating results by business segment is shown below:

                                                      FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ---------------------------
                                                       1996             1995
                                                    ---------         ---------
REVENUES:
Oilfield services ..........................        $ 119,295         $ 113,663
Energy products ............................           51,015            58,672
Gas compression ............................           33,643            29,147
Pipeline services ..........................           14,888            17,807
                                                    ---------         ---------
  Total ....................................        $ 218,841         $ 219,289
                                                    =========         =========
OPERATING INCOME (LOSS):
Oilfield services ..........................        $  20,256         $  15,825
Energy products ............................            3,268             3,867
Gas compression ............................            2,625             3,497
Pipeline services ..........................              218             3,803
Corporate ..................................           (2,583)           (2,668)
                                                    ---------         ---------
  Total ....................................        $  23,784         $  24,324
                                                    =========         =========


  OILFIELD SERVICES. Revenues increased 5% from $113,663,000 in the first quarter of 1995 to $119,295,000 in the first quarter of 1996. International revenues increased $10,487,000, or 19%, to $65,923,000, primarily as a result of increased service activity in certain markets, including Latin America, the North Sea, Canada and West Africa. During the first quarter of 1996, the average international rig count (excluding Canada) was 5% higher than in the same period of 1995. International operating income increased 21%, to $12,152,000 in the first quarter of 1996 as compared to the first quarter of 1995 primarily as a result of increased revenues. United States revenues decreased $4,855,000, or 8%, to $53,372,000 in the first quarter of 1996 compared to the same period in 1995, primarily as a result of decreased service activity in certain regions. United States
                                       -7-

operating income for the first quarter of 1996 increased 41% compared to the first quarter of 1995, despite the decline in revenues, reflecting cost savings achieved in consolidating the operations of Enterra Corporation and Weatherford which were merged in October 1995.

  ENERGY PRODUCTS. Revenues of $51,015,000 in the first quarter of 1996 decreased $7,657,000, or 13%, compared to the first quarter of 1995. First quarter 1995 results included an unusual $5,900,000 export sale of products and $13,011,000 of revenues from businesses sold in September 1995 and February 1996. Operating income in the energy products segment decreased $599,000 from the first quarter of 1995 primarily as a result of the two businesses that were sold and the large export sale in 1995. Excluding the impact of these items, revenues in the energy products segment increased 24% in the first quarter of 1996 compared to the same period in 1995, and operating income improved from less than $1,000,000 to $3,100,000, primarily as a result of higher cementation product sales and improved results from the Company's Arrow packer operations.

  GAS COMPRESSION. Revenues increased $4,496,000, or 15%, from $29,147,000 in the first quarter of 1995 to $33,643,000 in the first quarter of 1996, primarily as a result of the December 1995 acquisition of the assets of Energy Industries, Inc. and Zapata Energy Industries, L.P. (collectively, "Energy Industries"), partially offset by the impact of lower sales of packaged compressor units. Operating income decreased $872,000, or 25%, to $2,625,000 in the first quarter 1996 compared to $3,497,000 in the first quarter of 1995, reflecting the impact of the lower packaging sales and additional costs related to the Energy Industries operations.

  PIPELINE SERVICES. Revenues declined $2,919,000, or 16%, to $14,888,000 in the first quarter of 1996 compared to $17,807,000 in the first quarter of 1995, and operating income decreased $3,585,000 from $3,803,000 in the first quarter 1995 to $218,000 in the first quarter 1996. First quarter 1995 results were highlighted by extremely high equipment rental activity on a Canadian pipeline project which was completed in 1995.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 15.2% in the first quarter of 1996 from 16.5% in the first quarter of 1995, primarily as a result of cost efficiencies achieved in consolidating the operations of Enterra into the Company.

  RESEARCH AND DEVELOPMENT. Research and development costs of $1,715,000 in the first quarter of 1996 increased 67% compared to the first quarter of 1995. The increases primarily reflected the expansion of the Company's operations and development activities to support all four of its principal business segments.

  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. The Company's equity in the earnings of these affiliates was $501,000 in the first quarter of 1996 compared to $525,000 in the first quarter of 1995. The Company received cash dividends from its 50% or less-owned affiliates totaling $392,000 and $294,000 in the first quarter of 1996 and 1995, respectively.


  FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net foreign currency gains of $19,000 in the first quarter of 1996 compared to $333,000 in the first quarter of 1995.

  OTHER EXPENSE, NET. Other expense, net, increased to $2,026,000 in the first quarter of 1996 compared to $1,238,000 in the first quarter of 1995. The increase in the first quarter of 1996 was

                                       -8-

primarily attributable to the amortization of goodwill related to the December 1995 acquisition of Energy Industries, and lower net gains on sales of property, plant and equipment.

  INTEREST. Net interest expense increased to $4,503,000 in the first quarter of 1996 compared to $3,744,000 in the first quarter of 1995, primarily as a result of higher average debt balances outstanding. The increased indebtedness primarily related to the acquisition of Energy Industries in December 1995.

  INCOME TAXES. Income tax expense as a percentage of income before income taxes was 30% in the first quarter of 1996 and the first quarter of 1995. The effective rate was lower than the U.S. statutory rate of 35% primarily as a result of foreign income taxed at various rates and the availability of U.S. net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

  The Company's operations used cash of $2,567,000 during the first three months of 1996 compared to providing cash of $5,604,000 during the first three months of 1995. Net income before depreciation and amortization of $38,881,000 in the first three months of 1996 increased $1,913,000 when compared to the same period in 1995. Changes in working capital and other operating accounts used cash of $35,516,000 during the first three months of 1996 compared to $28,935,000 in the same period of 1995, primarily as a result of increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities. Working capital increased from $267,380,000 at December 31, 1995 to $288,850,000 at March 31, 1996.

  In connection with the Company's plan to consolidate the operations of Enterra into Weatherford, the Company committed to vacate certain excess facilities. Accrued liabilities associated with such plan decreased from $24,328,000 to $16,495,000 between December 31, 1995 and March 31, 1996, as a result of cash payments in accordance with the consolidation plan.

  Capital expenditures increased to $28,782,000 during the three months ended March 31, 1996 compared to $24,652,000 for the same period in 1995. The increase was primarily attributable to increased capital spending requirements as a result of the Company's December 1995 acquisition of Energy Industries.

  The Company's consolidated indebtedness decreased from $329,266,000 at December 31, 1995 to $321,465,000 at March 31, 1996 primarily as a result of a scheduled debt repayment. The Company's total debt-to-total capitalization ratio was 30% at March 31, 1996 compared to 31% at December 31, 1995.

  The Company's primary bank credit facilities consist of a $200,000,000 Term Loan and a $200,000,000 Revolving Credit Facility. The Facilities replaced the previous bank credit facilities of Weatherford and Enterra. The Term Loan is repayable in equal quarterly installments through September 30, 2001. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate, ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at March 31, 1996 was 5.8 %. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's total debt-to-total capitalization ratio, is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Facilities agreement to maintain certain financial ratios, including a maximum debt-to- capitalization ratio of 45% through September 30, 1996 and 40% thereafter. At March 31, 1996, the balances outstanding under the Term Loan and the Revolving Credit Facility were $191,304,000 and $113,000,000, respectively, and the Company had $87,000,000 available to borrow under the Revolving Credit Facility. In addition, at March 31, 1996, the Company had $5,771,000 available for borrowing

                                       -9-

under working capital facilities of certain of its international subsidiaries. The Company also has various credit facilities available only for standby letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $16,744,000 of letters of credit and bid performance bonds outstanding at March 31, 1996.

  On April 5, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission with regard to the possible issuance of up to $300,000,000 in debt securities. Net proceeds from the sale of any securities would be used primarily to repay all or a portion of the amounts then outstanding under the Facilities. The Company will determine whether to issue any such securities based upon existing market conditions; however, there can be no assurance that the Company will issue any such securities.

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

  The Company has entered into forward exchange contracts as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $381,000 during the first three months of 1996 and net cash outflows of $4,368,000 during the first three months of 1995.

  On March 28, 1996, the Company entered into a definitive agreement with Nodeco AS, a Norwegian company, and its wholly-owned subsidiary, Aarbakke AS (collectively, "Nodeco") to purchase all of the assets of Nodeco in exchange for consideration of 750,000 shares of Common Stock, cash of approximately 117,649,000 Norwegian kroner (which equates to approximately $18,000,000) and the assumption of substantially all liabilities of Nodeco. The cash portion of the purchase price is subject to adjustment for changes in the Common Stock price and the kroner/U.S. dollar exchange rate prior to closing. The Company would fund the cash portion of the transaction with borrowings under the Facilities. The transaction is subject to approval of Nodeco's shareholders, Norwegian regulatory approval and the delivery by the seller of certain bills of sale, deeds, assignments and other documents regarding the assets to be sold in the transaction. There can be no assurance that such transaction will be consummated. Nodeco designs, manufactures, sells and rents oil and gas well completion products primarily consisting of liner hanger equipment and related services, as well as packers used in completions with electric submersible pumps. Nodeco's primary markets for these products are in the Norwegian and United Kingdom sectors of the North Sea.

  Management believes the combination of working capital, the unused portion of existing credit facilities and cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its routine operations. The Company continues to seek opportunities to enhance its competitiveness through strategic acquisitions. In addition to the proposed Nodeco acquisition mentioned above, the Company is currently considering several other potential acquisitions, which are at various stages of negotiation or due diligence. Management believes that it is premature to provide specific information with respect to any other such possible acquisitions because of the status of, and possible
                                      -10-

adverse impact on, negotiations, and because, in any event, there can be no assurance that any of such possible acquisitions will be consummated.

  Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of civil disturbance and political activities that may disrupt oil and gas exploration and production activities, restrict the movement of funds or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, and Angola have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

  The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.
                                      -11-
                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (A)  Exhibits

                    27 Article 5 Financial Data Schedule

               (B)  Reports on Form 8-K

                    An Amendment No. 1 to Form 8-K on Form 8-K/A dated December 15, 1995 was filed on February 27, 1996 by the Company reporting the audited historical financial statements of Energy Industries and the pro forma financial statements of the Company including Energy Industries.

                                      -12-
                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WEATHERFORD ENTERRA, INC.
                                                         (Registrant)


Date: MAY 15, 1996                 BY:   NORMAN W. NOLEN
                                         NORMAN W. NOLEN
                                         Senior Vice President, Chief Financial
                                         Officer & Treasurer