Form 10-Q
period 1996-06-30
WEATHERFORD ENTERRA INC
filed 1996-08-14
CIK 29302

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

- --------------------------------------------------------------------------------

                                   (Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1996

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

                                Yes [X]. No [ ].

         There were 52,091,238 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 31, 1996.

                                 (Page 1 of 13)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                  1996           1995
                                                                               -----------    -----------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................................   $    19,617    $    32,800
     Receivables, net of allowance of $15,715 and $15,942 ..................       260,686        231,125
     Inventories, net of allowance of $20,552 and $23,760 ..................       182,834        165,383
     Deferred tax and other current assets .................................        27,499         34,054
                                                                               -----------    -----------
          Total current assets .............................................       490,636        463,362
                                                                               -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST .....................................     1,212,654      1,181,570
     Less -- Accumulated depreciation ......................................       679,417        667,025
                                                                               -----------    -----------
                                                                                   533,237        514,545
                                                                               -----------    -----------
GOODWILL, NET ..............................................................       280,169        259,450
                                                                               -----------    -----------
OTHER ASSETS ...............................................................        29,397         21,503
                                                                               -----------    -----------
                                                                               $ 1,333,439    $ 1,258,860
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt and current portion of long-term debt .................   $    36,993    $    36,976
     Accounts payable ......................................................        53,258         52,157
     Accrued income taxes ..................................................        14,014          4,650
     Other accrued liabilities .............................................        92,488        102,199
                                                                               -----------    -----------
          Total current liabilities ........................................       196,753        195,982
                                                                               -----------    -----------
LONG-TERM DEBT .............................................................       315,837        292,290
                                                                               -----------    -----------
DEFERRED TAX LIABILITIES ...................................................         3,816          5,243
                                                                               -----------    -----------
OTHER LONG-TERM LIABILITIES ................................................        20,818         33,348
                                                                               -----------    -----------
MINORITY INTERESTS .........................................................           548          1,154
                                                                               -----------    -----------
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par; shares authorized 1,000,000; none issued .....          --             --
     Common stock, $.10 par; shares authorized 80,000,000;
          issued 52,115,098 and 50,988,741 .................................         5,212          5,099
     Paid-in capital .......................................................       638,053        602,231
     Retained earnings .....................................................       158,618        130,243
     Cumulative translation adjustment .....................................        (5,488)        (5,869)
     Treasury stock, 24,497 and 41,260 common shares, at cost ..............          (728)          (861)
                                                                               -----------    -----------
          Total stockholders' equity .......................................       795,667        730,843
                                                                               -----------    -----------
                                                                               $ 1,333,439    $ 1,258,860
                                                                               ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                             ENDED JUNE 30,            ENDED JUNE 30,
                                         ----------------------    ----------------------
                                           1996         1995         1996         1995
                                         ---------    ---------    ---------    ---------
REVENUES:
     Services and rentals ............   $ 174,938    $ 150,032    $ 337,013    $ 294,959
     Products ........................      58,844       61,047      115,610      135,409
                                         ---------    ---------    ---------    ---------
          Total revenues .............     233,782      211,079      452,623      430,368
                                         ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
     Cost of services and rentals ....     126,787      105,242      243,764      205,672
     Cost of products ................      44,268       50,598       85,813      107,559
     Selling, general and
          administrative expenses ....      33,584       35,251       66,898       71,420
     Research and development ........       1,568        1,189        3,283        2,214
     Equity in earnings of
          unconsolidated affiliates ..        (855)        (374)      (1,356)        (899)
     Foreign currency (gain) loss, net        (483)        (636)        (502)        (969)
     Other expense, net ..............       1,977          690        4,003        1,928
     Unusual charges .................        --         28,282         --         28,282
                                         ---------    ---------    ---------    ---------
          Total costs and expenses ...     206,846      220,242      401,903      415,207
                                         ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS): .............      26,936       (9,163)      50,720       15,161

     Interest expense ................       5,465        4,144       10,537        8,255
     Interest income .................        (421)        (405)        (990)        (772)
                                         ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE
     INCOME TAXES ....................      21,892      (12,902)      41,173        7,678

     Income tax provision (benefit) ..       6,963       (9,473)      12,788       (3,305)
     Minority interests ..............          31         (284)          10         (311)
                                         ---------    ---------    ---------    ---------

NET INCOME (LOSS): ...................   $  14,898    $  (3,145)   $  28,375    $  11,294
                                         =========    =========    =========    =========

Weighted average common and common
     equivalent shares outstanding ...      52,082       50,790       51,791       50,716
                                         =========    =========    =========    =========

INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT
     SHARE ...........................   $    0.29    $   (0.06)   $    0.55    $    0.22
                                         =========    =========    =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                           (UNAUDITED - IN THOUSANDS)

                                                                                              CUMULATIVE
                                                     COMMON       PAID-IN        RETAINED     TRANSLATION     TREASURY
                                                     STOCK        CAPITAL        EARNINGS     ADJUSTMENT       STOCK         TOTAL
                                                     ------       --------       --------       -------        -----        --------
BALANCE, DECEMBER 31, 1995 ...................       $5,099       $602,231       $130,243       $(5,869)       $(861)       $730,843
Shares issued under employee
  benefit plans ..............................            2          1,199           --            --           --             1,201
Stock grants and options exercised ...........           36          8,178           --            --            133           8,347
Shares issued in Nodeco acquisition ..........           75         26,445           --            --           --            26,520
Currency translation adjustment ..............         --             --             --             381         --               381
Net income ...................................         --             --           28,375          --           --            28,375
                                                     ------       --------       --------       -------        -----        --------
BALANCE, JUNE 30, 1996 .......................       $5,212       $638,053       $158,618       $(5,488)       $(728)       $795,667
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

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                         FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                       ----------------------
                                                                         1996         1995
                                                                       ---------    ---------
NET INCOME .........................................................   $  28,375    $  11,294
Income items not requiring (providing) cash:
     Depreciation and amortization .................................      51,147       46,828
     Noncash portion of unusual charges ............................        --         27,145
     Gain on sales of assets .......................................      (6,552)      (6,522)
     Deferred income tax provision (benefit) .......................        (888)     (11,336)
     Other non-cash charges ........................................      (1,235)        (116)
     Increase (decrease) in cash from changes in operating accounts:
          Receivables, net .........................................     (24,618)      (2,800)
          Inventories, net .........................................     (11,470)      (2,969)
          Prepayments and other ....................................       7,118       (4,161)
          Accounts payable and accrued liabilities .................      (5,895)     (32,230)
          Other long-term liabilities ..............................     (12,387)        (363)
                                                                       ---------    ---------

CASH PROVIDED BY OPERATING ACTIVITIES ..............................      23,595       24,770
                                                                       ---------    ---------

Purchases of property, plant and equipment .........................     (57,409)     (52,401)
Proceeds from disposition of assets ................................      12,957       12,396
Acquisitions, net of notes issued and cash acquired ................     (14,393)      (1,868)
Other net cash flows from investing activities .....................       2,219       (1,393)
                                                                       ---------    ---------

CASH USED IN INVESTING ACTIVITIES ..................................     (56,626)     (43,266)
                                                                       ---------    ---------

Borrowings under credit facilities .................................     244,407      191,951
Repayment of borrowings ............................................    (227,195)    (185,212)
Payment of deferred loan costs .....................................      (4,538)        --
Net cash flows from currency hedging transactions ..................       1,615       (3,780)
Proceeds from sale of stock to employee benefit plans and stock
     option exercises ..............................................       9,415        1,052
                                                                       ---------    ---------

CASH PROVIDED BY FINANCING ACTIVITIES ..............................      23,704        4,011
                                                                       ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................      (3,856)      (1,490)
                                                                       ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS ..............................     (13,183)     (15,975)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................      32,800       36,106
                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $  19,617    $  20,131
                                                                       =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest ......................................................   $   8,317    $   6,991
     Income taxes, net of refunds received .........................       5,850       10,003

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

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant accounting changes have occurred during the six months ended June 30, 1996.

(2) INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE. Income (loss) per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

(3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):

                                             JUNE 30,  DECEMBER 31,
                                               1996       1995
                                             --------   --------
                Spare parts and components   $ 47,035   $ 34,911
                Raw materials ............     38,652     44,494
                Work in process ..........     30,594     27,287
                Finished goods ...........     66,553     58,691
                                             --------   --------
                                             $182,834   $165,383
                                             ========   ========

(4) LONG-TERM DEBT. On May 28, 1996, the Company completed the sale of $200,000,000 of 7 1/4% Notes Due May 15, 2006 (the "Notes"). Net proceeds of $197,824,000 from the sale of the Notes were used to repay indebtedness outstanding under the Company's Revolving Credit Facility ($129,000,000) and to repay a portion of the indebtedness outstanding under the Company's Term Loan. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year, beginning November 15, 1996.

(5) NODECO ACQUISITION. On May 23, 1996, the Company acquired the business and assets of Nodeco AS, a Norwegian company, and its wholly-owned subsidiary, Aarbakke AS (collectively, "Nodeco"), in a transaction accounted for as a purchase. The Company paid cash of $14,393,000, net of cash acquired, and issued 750,000 shares of its Common Stock to Nodeco. Additionally, the Company assumed all liabilities of Nodeco, including approximately $7,000,000 of debt. Results of operations of Nodeco are included in the accompanying consolidated financial statements since the date of acquisition.

     Nodeco designs, manufactures, sells and rents oil and gas well completion products primarily consisting of liner hanger equipment and related services, as well as packers used in completions with electric submersible pumps. Nodeco's primary markets for these products are the Norwegian and United Kingdom sectors of the North Sea. Nodeco also provides products and services for reservoir and wellbore monitoring and manufactures precision mechanical components for customers that are primarily affiliated with the oil industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                              RESULTS OF OPERATIONS

     A summary of operating results by business segment is shown below:

                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                               ENDED JUNE 30,            ENDED JUNE 30,
                           ----------------------    ----------------------
                             1996         1995         1996         1995
                           ---------    ---------    ---------    ---------

REVENUES:
Oilfield services ......   $ 121,757    $ 117,725    $ 241,052    $ 231,388
Energy products ........      57,675       52,104      108,690      110,776
Gas compression ........      42,256       24,243       75,899       53,390
Pipeline services ......      12,094       17,007       26,982       34,814
                           ---------    ---------    ---------    ---------
     Total .............   $ 233,782    $ 211,079    $ 452,623    $ 430,368
                           =========    =========    =========    =========

UNUSUAL CHARGES:
Oilfield services ......   $    --      $   7,206    $    --      $   7,206
Energy products ........        --         16,262         --         16,262
Gas compression ........        --           --           --           --
Pipeline services ......        --          4,562         --          4,562
Corporate ..............        --            252         --            252
                           ---------    ---------    ---------    ---------
     Total .............   $    --      $  28,282    $    --      $  28,282
                           =========    =========    =========    =========

OPERATING INCOME (LOSS):
Oilfield services ......   $  19,987    $  11,268    $  40,243    $  27,093
Energy products ........       5,513      (16,497)       8,781      (12,630)
Gas compression ........       3,093        2,014        5,718        5,511
Pipeline services ......         219       (3,247)         437          556
Corporate ..............      (1,876)      (2,701)      (4,459)      (5,369)
                           ---------    ---------    ---------    ---------
     Total .............   $  26,936    $  (9,163)   $  50,720    $  15,161
                           =========    =========    =========    =========

     OILFIELD SERVICES. Revenues increased 3% from $117,725,000 in the second quarter of 1995 to $121,757,000 in the second quarter of 1996, primarily as a result of increased service activity in certain markets, including the North Sea, Canada and West Africa, partially offset by lower activity in the Middle East and the Asia-Pacific Regions. During the second quarter of 1996, the average worldwide drilling rig count was 7% higher than in the same period of 1995. Excluding the impact of the unusual charges in 1995 discussed below, operating income for the oilfield services segment improved 8% to $19,987,000 in the second quarter of 1996 as compared to the second quarter of 1995, primarily as a result of the increased revenues and cost savings achieved in consolidating the operations of Enterra Corporation ("Enterra") and Weatherford International Incorporated ("Weatherford"), which were merged in October 1995, partially offset by higher costs and lower margin service contracts in certain areas.

     Revenues increased 4% from $231,388,000 in the first six months of 1995 to $241,052,000 in the first six months of 1996, primarily as a result of increased service activity in certain markets, including the North Sea, Canada, Latin America and West Africa. During the first six months of 1996, the average worldwide drilling rig count was 5% higher than in the same period of 1995. Excluding the impact of the unusual charges in 1995 discussed below, operating income for the oilfield services segment improved 17% to $40,243,000 in the first six months of 1996 as compared to the first six months of 1995 primarily as a result of the increased revenues and cost savings achieved in consolidating the operations of Enterra and Weatherford.

     ENERGY PRODUCTS. Revenues of $57,675,000 in the second quarter of 1996 increased $5,571,000, or 11%, compared to the second quarter of 1995, primarily as a result of a higher volume of cementation product and gas lift equipment sales and the inclusion of the Nodeco operations acquired in May 1996, which contributed $2,265,000 of revenues during the 1996 second quarter. Excluding the impact of the 1995 unusual charges discussed below, operating income for the energy products segment improved from a loss of $235,000 in the second quarter of 1995 to operating income of $5,513,000 in the second quarter of 1996, reflecting the higher sales volume and increased productivity in several manufacturing operations.

     Comparing the first six months of 1996 to the same period of 1995, revenues in the energy products segment decreased $2,086,000, or 2%, to $108,690,000, primarily because of the inclusion in 1995 results of an unusual $5,900,000 export sale of products and $23,784,000 of revenues from businesses sold in September 1995 and February 1996, substantially offset by the impact of increased cementation product sales, gas lift equipment sales and engineering service revenues. Excluding the impact of the 1995 unusual charges discussed below, operating income for the energy products segment improved 142% to $8,781,000 in the first six months of 1996 compared to $3,632,000 in the first six months of 1995, reflecting the shift in revenue mix toward more profitable product lines and increased productivity in several manufacturing operations.

     GAS COMPRESSION. Revenues increased $18,013,000, or 74%, from $24,243,000 in the second quarter of 1995 to $42,256,000 in the second quarter of 1996, primarily as a result of the December 1995 acquisition of the assets of Energy Industries, Inc. and Zapata Energy Industries, L.P. (collectively, "Energy Industries"). Rental activity continued to improve as a result of higher natural gas prices, while sales of compressor packages remained weak due to low demand, particularly in Canada. Operating income increased $1,079,000, or 54%, to $3,093,000 in the second quarter of 1996 compared to $2,014,000 in the second quarter of 1995, primarily as a result of the increased revenues.

     Comparing the first six months of 1996 to the same period of 1995, revenues in the gas compression segment increased $22,509,000, or 42%, to $75,899,000, primarily as a result of the inclusion of the Energy Industries operations in 1996. Operating income improved 4% to $5,718,000 as a result of the higher revenues, substantially offset by additional costs related to the Energy Industries operations.

     PIPELINE SERVICES. Revenues decreased $4,913,000, or 29%, to $12,094,000 in the second quarter of 1996 compared to $17,007,000 in the second quarter of 1995, and operating income (excluding the unusual charges discussed below) decreased $1,096,000, or 83%, from $1,315,000 in the second quarter 1995 to $219,000 in the second quarter of 1996. Comparing the first six months of 1996 to the same period of 1995, revenues in the pipeline segment decreased $7,832,000, or 22%, to $26,982,000, and operating income (excluding the unusual charges discussed below) decreased $4,681,000, or 91%, to $437,000 in 1996. Results in 1995 were highlighted by extremely high equipment rental activity on pipeline projects in Canada and North Africa that were completed in 1995. Operating results in the pipeline segment can vary significantly from period to period due to the timing of large pipeline construction projects.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 14.4% in the second quarter of 1996 from 16.7% for the same period of 1995, and to 14.8% in the first six months of 1996 from 16.6% for the same period of 1995, primarily as a result of cost efficiencies achieved in consolidating the operations of Enterra into the Company.

     RESEARCH AND DEVELOPMENT. Research and development costs of $1,568,000 in the second quarter of 1996 and $3,283,000 in the first six months of 1996 increased 32% and 48%, respectively, compared to the respective periods in 1995. The increases primarily reflected the expansion of the Company's operations and development activities to support all four of its principal business segments.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. Compared to the respective periods in 1995, the Company's equity in the earnings of these affiliates increased 129% to $855,000 in the second quarter of 1996 and 51% to $1,356,000 in the first six months of 1996, primarily as a result of increased service and sales activity in Saudi Arabia. The Company received cash dividends from its 50% or less-owned affiliates totaling $783,000 in each of the first six months of 1996 and 1995.

     FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net foreign currency gains of $483,000 in the second quarter of 1996 compared to $636,000 in the second quarter of 1995. The Company recorded net foreign currency gains of $502,000 in the first six months of 1996 compared to $969,000 in the first six months of 1995.

     OTHER EXPENSE, NET. Other expense, net, increased to $1,977,000 in the second quarter of 1996 compared to $690,000 in the second quarter of 1995, and to $4,003,000 in the first six months of 1996 compared to $1,928,000 in the first six months of 1995. The increase was primarily attributable to the amortization of goodwill related to the acquisitions of Energy Industries and Nodeco, and lower net gains on sales of property, plant and equipment.

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

     INTEREST. Interest expense increased 32% to $5,465,000 in the second quarter of 1996 compared to $4,144,000 in the second quarter of 1995, and 28% to $10,537,000 in the first six months of 1996 compared to $8,255,000 in the first six months of 1995, primarily as a result of higher average debt balances outstanding. The increased indebtedness primarily related to the acquisitions of Energy Industries in December 1995 and Nodeco in May 1996.

     INCOME TAXES. Income taxes increased from net benefits of $9,473,000 and $3,305,000 for the three- and six-month periods ended June 30, 1995, respectively, to net provisions of $6,963,000 and $12,788,000 for the three-and six-month periods ended June 30, 1996, respectively. The benefits recorded in 1995 primarily related to the unusual charges discussed above. Income tax provision as a percentage of income before income taxes was 32% and 31% in the second quarter and first six months of 1996, respectively. This effective rate was lower than the U.S. statutory rate of 35% primarily as a result of foreign income taxed at various rates and the availability of U.S. net operating loss carryforwards. The effective rate for the 1995 periods is not meaningful as a result of the impact of the unusual charges discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided cash of $23,595,000 during the first six months of 1996 compared to $24,770,000 during the first six months of 1995. Net income before depreciation and amortization of $79,522,000 in the first six months of 1996 increased $21,400,000, or 37%, when compared to the same period in 1995, primarily as a result of growth in the Company's operations. Changes in working capital and other operating accounts used cash of $47,252,000 during the first six months of 1996 compared to $42,523,000 in the same period of 1995, primarily as a result of increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities. Working capital increased from $267,380,000 at December 31, 1995 to $293,883,000 at June 30, 1996.

     In connection with the Company's plan to consolidate the operations of Enterra into Weatherford, the Company committed to vacate certain excess facilities. Accrued liabilities associated with such plan decreased from $24,328,000 to $6,488,000 between December 31, 1995 and June 30, 1996, as a result of cash payments in accordance with the consolidation plan.

     On May 23, 1996, the Company acquired the business and assets of Nodeco AS, a Norwegian company, and its wholly-owned subsidiary, Aarbakke AS (collectively, "Nodeco"), in a transaction accounted for as a purchase. The Company paid cash of $14,393,000, net of cash acquired, and issued 750,000 shares of its Common Stock to Nodeco. Additionally, the Company assumed all liabilities of Nodeco, including approximately $7,000,000 of debt. Nodeco designs, manufactures, sells and rents oil and gas well completion products primarily consisting of liner hanger equipment and related services, as well as packers used in completions with electric submersible pumps. Nodeco's primary markets for these products are the Norwegian and United Kingdom sectors of the North Sea. Nodeco also provides products and services for reservoir and wellbore monitoring and manufactures precision mechanical components for customers that are primarily affiliated with the oil industry.

     Capital expenditures, excluding acquisitions, increased to $57,409,000 during the six months ended June 30, 1996 compared to $52,401,000 for the same period in 1995. The increase was primarily attributable to increased capital spending requirements as a result of the Company's December 1995 acquisition of Energy Industries.

     The Company's consolidated indebtedness increased from $329,266,000 at December 31, 1995 to $352,830,000 at June 30, 1996, primarily as a result of the indebtedness resulting from the Nodeco acquisition. The Company's total debt-to-total capitalization ratio remained 31% at June 30, 1996 compared to December 31, 1995.

     On May 28, 1996, the Company completed the sale of $200,000,000 of 7 1/4% Notes Due May 15, 2006 (the "Notes"). Net proceeds of $197,824,000 from the sale of the Notes were used to repay amounts outstanding under the Company's primary bank credit facilities discussed below. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year, beginning November 15, 1996.

     The Company's primary bank credit facilities consist of a $200,000,000 Term Loan and a $200,000,000 Revolving Credit Facility (collectively, the "Facilities"). The Facilities replaced the previous bank credit facilities of Weatherford and Enterra. The Term Loan is repayable in equal quarterly installments through September 30, 2001. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate, ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's total debt-to- total capitalization ratio. The applicable interest rate on amounts outstanding at June 30, 1996 was 5.94%. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's total debt-to-total capitalization ratio, is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Facilities agreement to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 45% through September 30, 1996 and 40% thereafter. At June 30, 1996, the balances outstanding under the Term Loan and the Revolving Credit Facility were $121,800,000 and $0, respectively, and the Company had $200,000,000 available to borrow under the Revolving Credit Facility. In addition, at June 30, 1996, the Company and its subsidiaries had $18,480,000 outstanding and $7,317,000 available for borrowing under working capital facilities. The Company also has various credit facilities available only for standby letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $19,277,000 of letters of credit and bid performance bonds outstanding at June 30, 1996.

     The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, the German mark, the U.K. pound sterling, the Norwegian krone, certain Latin American currencies and the Italian lira. Although most of the revenues of the Company's foreign operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. As a result of a stronger U.S. dollar, the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries were generally higher during 1996 compared to 1995. Had the average exchange rates in 1996 been the same as in 1995, revenues for the first six months of 1996 would have been approximately $1,800,000 higher. The impact on net income would not have been material.

     The Company has entered into forward exchange contracts as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $1,615,000 during the first six months of 1996 and net cash outflows of $3,780,000 during the first six months of 1995.

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

     Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of civil disturbance and political activities that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria and Angola have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

     The Company has not declared cash dividends on its Common Stock since December 1982 and management does not anticipate paying cash dividends on its Common Stock at any time in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 17, 1996, the Company held its annual meeting at which the stockholders of the Company were asked to elect three directors, each for a term of three years. The stockholders elected the three persons nominated by the Board of Directors. Of the shares of Common Stock entitled to vote and present at the meeting, (1) 47,511,968 shares were voted in favor of Philip Burguieres and 537,473 shares withheld or abstained; (2) 45,105,850 shares were voted in favor of William E. Greehey and 2,897,741 shares withheld or abstained; and (3) 47,504,390 shares were voted in favor of Roger M. Widmann and 545,051 shares withheld or abstained.


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          27   Article 5 Financial Data Schedule

     (B)  Reports on Form 8-K

          The Company filed a Form 8-K dated May 28, 1996 on May 31, 1996 reporting the sale of $200,000,000 aggregate amount of the Company's 7 1/4% Notes Due May 15, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEATHERFORD ENTERRA, INC.
                                    (Registrant)


Date: AUGUST 13, 1996               BY:  NORMAN W. NOLEN
                                         NORMAN W. NOLEN
                                         Senior Vice President, Chief Financial
                                         Officer & Treasurer