Form 10-Q
period 1996-09-30
WEATHERFORD ENTERRA INC
filed 1996-11-14
CIK 29302

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
================================================================================

                                   (Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996

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

There were 52,118,048 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 31, 1996.

                                 (Page 1 of 15)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996          1995
                                                      -----------   -----------
                                                      (Unaudited)
          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ......................  $    36,894   $    32,800
    Receivables, net of allowance of
        $15,506 and $15,942 ........................      273,221       231,125
    Inventories, net of allowance of
        $19,972 and $23,760 ........................      176,178       165,383
    Deferred tax and other current assets ..........       23,629        34,054
                                                      -----------   -----------
        Total current assets .......................      509,922       463,362
                                                      -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST .............    1,229,443     1,181,570
    Less -- Accumulated depreciation ...............      689,580       667,025
                                                      -----------   -----------
                                                          539,863       514,545
                                                      -----------   -----------
GOODWILL, NET ......................................      279,026       259,450
                                                      -----------   -----------
OTHER ASSETS .......................................       32,863        21,503
                                                      -----------   -----------
                                                      $ 1,361,674   $ 1,258,860
                                                      ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt and current portion of
        long-term debt .............................  $    36,776   $    36,976
    Accounts payable ...............................       50,908        52,157
    Accrued income taxes ...........................       20,724         4,650
    Other accrued liabilities ......................      103,212       102,199
                                                      -----------   -----------
        Total current liabilities ..................      211,620       195,982
                                                      -----------   -----------
LONG-TERM DEBT .....................................      310,214       292,290
                                                      -----------   -----------
DEFERRED TAX LIABILITIES ...........................        5,015         5,243
                                                      -----------   -----------
OTHER LONG-TERM LIABILITIES ........................       19,690        33,348
                                                      -----------   -----------
MINORITY INTERESTS .................................          627         1,154
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par; shares authorized
        1,000,000; none issued .....................         --            --
    Common stock, $.10 par; shares authorized
        80,000,000; issued 52,130,501 and 50,988,741        5,213         5,099
    Paid-in capital ................................      638,559       602,231
    Retained earnings ..............................      178,446       130,243
    Cumulative translation adjustment ..............       (7,033)       (5,869)
    Treasury stock, 22,525 and 41,260
        common shares, at cost .....................         (677)         (861)
                                                      -----------   -----------
        Total stockholders' equity .................      814,508       730,843
                                                      -----------   -----------
                                                      $ 1,361,674   $ 1,258,860
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                        ----------------------    ----------------------
                                          1996         1995         1996         1995
                                        ---------    ---------    ---------    ---------
REVENUES:
    Services and rentals ............   $ 191,158    $ 154,969    $ 528,171    $ 449,928
    Products ........................      67,912       65,406      183,522      200,815
                                        ---------    ---------    ---------    ---------
       Total revenues ...............     259,070      220,375      711,693      650,743
                                        ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
    Cost of services and rentals ....     139,009      117,674      382,773      323,346
    Cost of products ................      43,516       40,245      129,329      147,804
    Selling, general and
       administrative expenses ......      35,284       35,020      102,182      106,440
    Research and development ........       1,573        1,334        4,856        3,548
    Equity in earnings of
       unconsolidated affiliates ....        (453)        (495)      (1,809)      (1,394)
    Foreign currency (gain) loss, net          47          321         (455)        (648)
    Other expense, net ..............       4,230        1,049        8,233        2,977
    Unusual charges .................        --           --           --         28,282
                                        ---------    ---------    ---------    ---------
       Total costs and expenses .....     223,206      195,148      625,109      610,355
                                        ---------    ---------    ---------    ---------

OPERATING INCOME ....................      35,864       25,227       86,584       40,388

    Interest expense ................       6,177        4,496       16,714       12,751
    Interest income .................        (466)        (621)      (1,456)      (1,393)
                                        ---------    ---------    ---------    ---------

INCOME BEFORE
    INCOME TAXES ....................      30,153       21,352       71,326       29,030

    Income tax provision, net .......      10,250        7,678       23,038        4,373
    Minority interests ..............          75          526           85          215
                                        ---------    ---------    ---------    ---------

NET INCOME ..........................   $  19,828    $  13,148    $  48,203    $  24,442
                                        =========    =========    =========    =========

Weighted average common and common
    equivalent shares outstanding ...      52,396       50,967       51,988       50,804
                                        =========    =========    =========    =========

INCOME PER COMMON AND
    COMMON EQUIVALENT
    SHARE ...........................   $    0.38    $    0.26    $    0.93    $    0.48
                                        =========    =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (UNAUDITED - IN THOUSANDS)

                                                                                               CUMULATIVE
                                                        COMMON      PAID-IN       RETAINED    TRANSLATION    TREASURY
                                                        STOCK       CAPITAL       EARNINGS     ADJUSTMENT     STOCK         TOTAL
                                                        ------      --------      --------      -------       -----       ---------
BALANCE, DECEMBER 31, 1995 .......................      $5,099      $602,231      $130,243      $(5,869)      $(861)      $ 730,843

  Shares issued under employee
     benefit plans ...............................           2         1,269          --           --          --             1,271
  Stock grants and options exercised .............          37         8,614          --           --           184           8,835
  Shares issued in Nodeco acquisition ............          75        26,445          --           --          --            26,520
  Currency translation adjustment ................        --            --            --         (1,164)       --            (1,164)
  Net income .....................................        --            --          48,203         --          --            48,203
                                                        ------      --------      --------      -------       -----       ---------
BALANCE, SEPTEMBER 30, 1996 ......................      $5,213      $638,559      $178,446      $(7,033)      $(677)      $ 814,508
                                                        ======      ========      ========      =======       =====       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                    ----------------------
                                                                      1996         1995
                                                                    ---------    ---------
NET INCOME ......................................................   $  48,203    $  24,442
Income items not requiring (providing) cash:
  Depreciation and amortization .................................      77,990       69,831
  Noncash portion of unusual charges ............................        --         27,145
  Gain on sales of assets .......................................      (8,953)      (9,677)
  Deferred income tax provision (benefit) .......................        (223)     (12,299)
  Other non-cash charges ........................................        (945)        (497)
  Increase (decrease) in cash from changes in operating accounts:
       Receivables, net .........................................     (39,550)       1,010
       Inventories, net .........................................     (10,599)      (5,364)
       Prepayments and other ....................................      10,936       (5,924)
       Accounts payable and accrued liabilities .................      12,598      (28,502)
       Other long-term liabilities ..............................     (13,546)      (1,407)
                                                                    ---------    ---------

CASH PROVIDED BY OPERATING ACTIVITIES ...........................      75,911       58,758
                                                                    ---------    ---------

Purchases of property, plant and equipment ......................     (99,848)     (81,326)
Proceeds from disposition of assets .............................      33,066       27,665
Acquisitions, net of notes issued and cash acquired .............     (16,339)      (9,135)
Other net cash flows from investing activities ..................      (5,229)      (3,123)
                                                                    ---------    ---------

CASH USED IN INVESTING ACTIVITIES ...............................     (88,350)     (65,919)
                                                                    ---------    ---------

Borrowings under credit facilities ..............................     247,323      221,232
Repayment of borrowings .........................................    (236,950)    (222,205)
Payment of deferred loan costs ..................................      (4,801)        --
Net cash flows from currency hedging transactions ...............       1,224       (3,107)
Proceeds from sale of stock to employee benefit plans and stock
       option exercises .........................................       9,922        6,043
                                                                    ---------    ---------

CASH PROVIDED BY FINANCING ACTIVITIES ...........................      16,718        1,963
                                                                    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................        (185)         545
                                                                    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................       4,094       (4,653)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................      32,800       36,106
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $  36,894    $  31,453
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest .................................................   $  10,706    $  10,771
       Income taxes, net of refunds received ....................   $   7,394    $  15,855

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

        It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant accounting changes have occurred during the nine months ended September 30, 1996.

(2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

(3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                       --------       --------
Spare parts and components ...................         $ 44,782       $ 34,911
Raw materials ................................           34,791         44,494
Work in process ..............................           26,278         27,287
Finished goods ...............................           70,327         58,691
                                                       --------       --------
                                                       $176,178       $165,383
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

(6) INTENT TO SELL CERTAIN NON-CORE BUSINESSES. On September 17, 1996, the Company announced that it was exploring the divestiture of certain non-core businesses, including CRC-Evans Pipeline International, Inc., Arrow Completion Systems, Inc. ("Arrow"), American Aero Cranes and Total Engineering Services Team, Inc. The Company expects that proceeds from such divestitures would be used to repay debt and for general corporate purposes. Combined revenues and operating income for these businesses during the first nine months of 1996 totaled approximately $120,000,000 and $7,000,000, respectively.

        On October 21, 1996, the Company announced that it had entered into a definitive agreement with Energy Ventures, Inc. ("EVI") relating to the acquisition by EVI of all of the business and assets of Arrow for approximately $21.5 million in cash, subject to a working capital adjustment, and the assumption of substantially all operating liabilities of Arrow. The transaction is subject to various conditions and approvals and is expected to close in early December.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

        CERTAIN OF THE STATEMENTS WHICH FOLLOW REPRESENT FORWARD-LOOKING INFORMATION. THESE FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, CAPITAL RESOURCES AND INDUSTRY CONDITION, ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS MAY BE SIGNIFICANTLY IMPACTED BY VARIOUS FACTORS DESCRIBED HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 31, 1995. THESE FACTORS INCLUDE, WITHOUT LIMITATION, MARKET PRICES AND WORLDWIDE DEMAND FOR OIL AND NATURAL GAS, OIL AND NATURAL GAS EXPLORATION AND PRODUCTION ACTIVITY, AND GENERAL ECONOMIC AND POLITICAL CONDITIONS. THERE CAN BE NO ASSURANCE THAT ANTICIPATED DEVELOPMENTS WILL OCCUR.

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

        A summary of operating results by business segment is shown below:

                                                               FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                           ------------------------------            ------------------------------
                                                             1996                 1995                 1996                 1995
                                                           ---------            ---------            ---------            ---------
REVENUES:
     Oilfield services .........................           $ 130,330            $ 119,919            $ 371,382            $ 351,307
     Energy products ...........................              67,431               59,181              176,121              169,957
     Gas compression ...........................              37,579               21,598              113,478               74,988
     Pipeline services .........................              23,730               19,677               50,712               54,491
                                                           ---------            ---------            ---------            ---------
          Total ................................           $ 259,070            $ 220,375            $ 711,693            $ 650,743
                                                           =========            =========            =========            =========
UNUSUAL CHARGES:
     Oilfield services .........................           $    --              $    --              $    --              $   7,206
     Energy products ...........................                --                   --                   --                 16,262
     Gas compression ...........................                --                   --                   --                   --
     Pipeline services .........................                --                   --                   --                  4,562
     Corporate .................................                --                   --                   --                    252
                                                           ---------            ---------            ---------            ---------
          Total ................................           $    --              $    --              $    --              $  28,282
                                                           =========            =========            =========            =========
OPERATING INCOME (LOSS):
     Oilfield services .........................           $  24,046            $  20,867            $  64,289            $  47,960
     Energy products ...........................               8,901                1,630               17,682              (11,000)
     Gas compression ...........................                 335                1,580                6,053                7,091
     Pipeline services .........................               4,671                3,266                5,108                3,822
     Corporate .................................              (2,089)              (2,116)              (6,548)              (7,485)
                                                           ---------            ---------            ---------            ---------
          Total ................................           $  35,864            $  25,227            $  86,584            $  40,388
                                                           =========            =========            =========            =========

        OILFIELD SERVICES. Operations include the rental of oilfield equipment, providing certain downhole services including fishing and milling services, the installation of casing and tubing and the maintenance of drill pipe and tubing. For the third quarter of 1996, revenues increased 9% to $130,330,000 compared to the third quarter of 1995, primarily as a result of increased service activity in several markets, including the Gulf of Mexico, Canada and West Africa, partially offset by weaker market conditions in the Asia-Pacific Region. During the third quarter of 1996, the average worldwide drilling rig count was 8% higher than in the same period of 1995. Operating income for the oilfield services segment improved 15% to $24,046,000 in the third quarter of 1996 as compared to the third quarter of 1995, primarily as a result of the increased revenues and cost savings achieved in consolidating the operations of Enterra Corporation ("Enterra") and Weatherford International Incorporated ("Weatherford"), which were merged in October 1995, partially offset by costs incurred to introduce fishing and rental services into certain international markets.

        For the first nine months of 1996, revenues increased 6% to $371,382,000 compared to the same period of 1995, primarily as a result of increased service activity in certain markets, including the North Sea, Canada, Latin America and West Africa. During the first nine months of 1996, the average worldwide drilling rig count was 6% higher than in the same period of 1995. Excluding the impact of the unusual charges in 1995 discussed below, operating income for the oilfield services segment improved 17% to $64,289,000 in the first nine months of 1996 compared to the first nine months of 1995, primarily as a result of the increased revenues and cost savings achieved in consolidating the operations of Enterra and Weatherford.

        ENERGY PRODUCTS. Operations include the manufacture, sale and service of cementation products, gas lift equipment, liner hangers and equipment used to provide oilfield services. Revenues of $67,431,000 in the third quarter of 1996 increased $8,250,000, or 14%, compared to the third quarter of 1995. These results include the operations of Nodeco, which were acquired in May 1996, as well as certain businesses which were sold in 1995 and 1996. Excluding the impact of these acquired and sold businesses, revenues for the third quarter of 1996 increased $12,229,000, or 25%, over the third quarter of 1995. This increase is primarily the result of a higher volume of cementation product and gas lift equipment sales, increased engineering services revenues in the Gulf of Mexico, and improved results for Arrow Completion Systems. Operating income for the energy products segment improved from $1,630,000 in the third quarter of 1995 to $8,901,000 in the third quarter of 1996. Excluding the impact of the Nodeco acquisition and the sold businesses discussed above, operating income increased $5,762,000, or 413%, over the third quarter of 1995. This increase reflects the higher sales volume and increased productivity in several manufacturing operations.

        Comparing the first nine months of 1996 to the same period of 1995, revenues in the energy products segment increased 4% to $176,121,000. Excluding the impact of the Nodeco acquisition and the sold businesses discussed above, revenues increased $29,849,000, or 22%, over the first nine months of 1995. This increase is primarily the result of increased cementation product sales, gas lift equipment sales and engineering service revenues partially offset by an unusual $5,900,000 export sale of products in 1995. Excluding the impact of the 1995 unusual charges discussed below, operating income for the energy products segment improved 236% to $17,682,000 in the first nine months of 1996 compared to $5,262,000 in the first nine months of 1995, reflecting the higher sales volume, a shift in revenue mix toward more profitable product lines and increased productivity in several manufacturing operations.

        GAS COMPRESSION. Operations include the manufacturing and packaging, renting and providing parts and services for gas compressor units ranging in size from 26 to 7200 horsepower. Revenues increased 74% to $37,579,000 in the third quarter of 1996 as compared to the same period of the prior year, primarily as a result of the December 1995 acquisition of the assets of Energy Industries, Inc. and Zapata Energy Industries, L.P. (collectively, "Energy Industries"). Operating income decreased $1,245,000, or 79%, to $335,000 in the third quarter of 1996 compared to the third quarter of 1995, primarily as a result of continued market weakness for new compressor units and inefficiencies in the manufacturing and packaging processes following the acquisition of Energy Industries. Although demand for rental units was stable in the third quarter of 1996, rental rates continued to be pressured by competitive market conditions.

        Comparing the first nine months of 1996 to the same period of 1995, revenues in the gas compression segment increased $38,490,000, or 51%, to $113,478,000, primarily as a result of the inclusion of the Energy Industries operations in 1996. Operating income declined 15% to $6,053,000, due primarily to additional costs related to the Energy Industries operations.

        PIPELINE SERVICES. Operations include the manufacture and sale of pipeline construction equipment, automatic welding services and field joint coating services for use in pipeline construction. For the third quarter of 1996, revenues increased 21% to $23,730,000 and operating income increased 43% to $4,671,000 compared to the third quarter of 1995. Results improved during the third quarter of 1996 primarily due to a large pipeline equipment shipment into Russia and increased automatic welding service activity in Canada.

        Comparing the first nine months of 1996 to the same period of 1995, revenues in the pipeline segment decreased 7% to $50,712,000, and operating income (excluding the unusual charges discussed below) decreased 39% to $5,108,000. Results in 1995 were highlighted by extremely high equipment rental activity on pipeline projects in Canada and North Africa that were completed in 1995. Operating results in the pipeline segment can vary significantly from period to period based on the timing of large pipeline construction projects.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 13.6% in the third quarter of 1996 from 15.9% for the same period of 1995, and to 14.4% in the first nine months of 1996 from 16.4% for the same period of 1995, primarily as a result of cost efficiencies achieved in consolidating the operations of Enterra and Weatherford.

        RESEARCH AND DEVELOPMENT. Research and development costs of $1,573,000 in the third quarter of 1996 and $4,856,000 in the first nine months of 1996 increased 18% and 37%, respectively, compared to the respective periods in 1995. The increases primarily reflected the expansion of the Company's operations and development activities to support all four of its principal business segments.

        EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. Compared to the respective periods in 1995, the Company's equity in the earnings of these affiliates decreased 8% to $453,000 in the third quarter of 1996, but increased 30% to $1,809,000 in the first nine months of 1996, primarily as a result of increased service and sales activity in Saudi Arabia. The Company received cash dividends from its 50% or less-owned affiliates totaling $1,175,000 and $1,272,000 in the first nine months of 1996 and 1995, respectively.

        FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net foreign currency losses of $47,000 in the third quarter of 1996 compared to $321,000 in the third quarter of 1995. The Company recorded net foreign currency gains of $455,000 in the first nine months of 1996 compared to $648,000 in the first nine months of 1995.

        OTHER EXPENSE, NET. Other expense, net, increased to $4,230,000 in the third quarter of 1996 compared to $1,049,000 in the third quarter of 1995, and to $8,233,000 in the first nine months of 1996 compared to $2,977,000 in the first nine months of 1995. The increase was primarily attributable to the amortization of goodwill related to the acquisition of Energy Industries.

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

        INTEREST. Interest expense increased 37% to $6,177,000 in the third quarter of 1996 compared to the third quarter of 1995, and 31% to $16,714,000 in the first nine months of 1996 compared to the first nine months of

1995, primarily as a result of higher average debt balances outstanding. The increased indebtedness primarily related to the acquisitions of Energy Industries in December 1995 and Nodeco in May 1996.

        INCOME TAXES. The income tax provision as a percentage of income before income taxes was 34% and 32% in the third quarter and first nine months of 1996, respectively. This effective rate was lower than the U.S. statutory rate of 35% primarily as a result of foreign income taxed at various rates and the availability of U.S. net operating loss carryforwards. The effective rate for the 1995 periods was 36% and 15% in the third quarter and first nine months, respectively. The effective rate for the first nine months of 1995 is lower primarily due to the impact of combining the pre-merger accounts of Weatherford and Enterra.

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company generated cash flow from operations of $75,911,000 during the first nine months of 1996 compared to $58,758,000 during the first nine months of 1995. Net income before depreciation and amortization of $126,193,000 in the first nine months of 1996 increased $31,920,000, or 34%, when compared to the same period in 1995, primarily as a result of growth in the Company's operations. Changes in working capital and other operating accounts used cash of $40,161,000 during the first nine months of 1996 compared to $40,187,000 in the same period of 1995. Working capital increased to $298,302,000 at September 30, 1996 from $267,380,000 at December 31, 1995.

        In connection with the Company's plan to consolidate the operations of Enterra into Weatherford, the Company committed to vacate certain excess facilities. Accrued liabilities associated with such plan decreased from $24,328,000 to $5,052,000 between December 31, 1995 and September 30, 1996, as a result of cash payments in accordance with the consolidation plan.

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

        On September 17, 1996, the Company announced that it was exploring the divestiture of certain non-core businesses, including CRC-Evans Pipeline International, Inc., Arrow Completion Systems, Inc. ("Arrow"), American Aero Cranes and Total Engineering Services Team, Inc. The Company expects that proceeds from such divestitures would be used to repay debt and for general corporate purposes. Combined revenues and operating income for these businesses during the first nine months of 1996 totaled approximately $120,000,000 and $7,000,000, respectively. On October 21, 1996, the Company announced that it had entered into a definitive agreement with Energy Ventures, Inc. ("EVI") relating to the acquisition by EVI of all of the business and assets of Arrow for approximately $21.5 million in cash, subject to a working capital adjustment, and the assumption of substantially all operating liabilities of Arrow. The transaction is subject to various conditions and approvals and is expected to close in early December.

        Capital expenditures, excluding acquisitions, increased to $99,848,000 during the nine months ended September 30, 1996 compared to $81,326,000 for the same period in 1995. The increase was primarily attributable to the Company's December 1995 acquisition of Energy Industries as well as an increase in capital spending to introduce fishing and rental services into certain international markets.

        The Company's consolidated indebtedness increased from $329,266,000 at December 31, 1995 to $346,990,000 at September 30, 1996, primarily as a result of the indebtedness resulting from the Nodeco acquisition. The Company's total debt-to-total capitalization ratio decreased slightly to 30% at September 30, 1996 compared to 31% at December 31, 1995.

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

        The Company's primary bank credit facilities consist of a $200,000,000 Term Loan and a $200,000,000 Revolving Credit Facility (collectively, the "Facilities"). The Term Loan is repayable in equal quarterly installments through September 30, 2001. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate, ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's total debt-to-total capitalization ratio. The applicable interest rate on amounts outstanding at September 30, 1996 was 5.97%. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's total debt-to-total capitalization ratio, is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Facilities agreement to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 40%. At September 30, 1996, the balance outstanding under the Term Loan was $116,000,000 and the Company had $200,000,000 available to borrow under the Revolving Credit Facility. In addition, at September 30, 1996, the Company and its subsidiaries had $19,786,000 outstanding and $9,915,000 available for borrowing under working capital facilities. The Company also has various credit facilities available only for standby letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $19,499,000 of letters of credit and bid and performance bonds outstanding at September 30, 1996.

        The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, the German mark, the U.K. pound sterling, the Norwegian krone, certain Latin American currencies and the Italian lira. Although most of the revenues of the Company's foreign operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. Had the average exchange rates in 1996 been the same as in 1995, revenues for the first nine months of 1996 would have been approximately $3,200,000 higher. The impact on net income would not have been material.

        The Company has entered into forward exchange contracts as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $1,224,000 during the first nine months of 1996 and net cash outflows of $3,107,000 during the first nine months of 1995.

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

        Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of civil disturbance and political activities that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria and parts of Latin America have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

        The Company has not declared cash dividends on its Common Stock since December 1982 and management does not anticipate paying cash dividends on its Common Stock at any time in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        On August 16, 1996, the Board of Directors of the Company approved amendments to the Bylaws of the Company providing that (i) no business may be transacted at an annual meeting of stockholders of the Company other than business that is properly brought before the annual meeting by any stockholder in accordance with procedures set forth in such amendments and (ii) only persons who are nominated in accordance with procedures set forth in such amendments shall be eligible for election as directors of the Company. Generally, stockholder proposals and nominations may only be made by a stockholder who (i) is a stockholder of record on the date of the giving of the notice provided for below and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) gives notice of such business in writing to the Secretary of the Company not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders. A copy of the Amended and Restated Bylaws of the Company containing such amendments is filed with this Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)     Exhibits

                3       Amended and Restated Bylaws of Weatherford Enterra, Inc.

                27      Article 5 Financial Data Schedule

        (B)     Reports on Form 8-K

                None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WEATHERFORD ENTERRA, INC.
                                                   (Registrant)

Date: November 12, 1996                      BY: NORMAN W. NOLEN
                                                 ---------------
                                                 NORMAN W. NOLEN
                                                 Senior Vice President, Chief
                                                 Financial Officer & Treasurer