Form 10-K405
period 1996-12-31
WEATHERFORD ENTERRA INC
filed 1997-03-25
CIK 29302

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                 (713) 439-9400
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common Stock, $.10 par value                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of March 21, 1997, based on the closing sale price of the Common Stock on the New York Stock Exchange on said date, was $1,147,026,635.

     There were 52,087,290 shares of Common Stock of the registrant outstanding as of March 21, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement issued in connection with the 1997 Annual Meeting of Stockholders are incorporated into Part III of this Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

                            INTRODUCTION TO BUSINESS

     Weatherford Enterra, Inc. (formerly Weatherford International Incorporated) was organized under the laws of the State of Delaware in 1970. The "Company" or "Weatherford Enterra", as used herein, refers to Weatherford Enterra, Inc. and its subsidiaries and affiliates, unless the context indicates otherwise.

     Weatherford Enterra is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. Weatherford Enterra's principal business segments include
(i) the oilfield services segment, which consists of renting specialized oilfield equipment, providing fishing, milling, well control assistance and other downhole services and related tools, and providing tubular running services and related tools; (ii) the oilfield products segment, which consists of manufacturing, selling and servicing a variety of products, including cementation products, liner hangers, gas lift equipment and equipment used to provide oilfield services; and (iii) the gas compression segment, which consists of manufacturing, packaging, selling, renting and providing parts and services for reciprocating natural gas compressors. The Company also has several non-core businesses that it plans to sell, including CRC-Evans(TM) pipeline services and equipment, Total Engineering Services Team, Inc. ("TEST") and the American Aero(R) Cranes division.

     The Company has grown significantly through acquisitions, having acquired more than 20 businesses since 1991. These acquisitions have allowed the Company to expand its product and service lines, improve its worldwide market position and realize significant consolidation cost savings. Management believes it has positioned Weatherford Enterra as a market leader in its primary businesses while significantly expanding and diversifying the Company's geographic operations.

     On May 23, 1996, the Company acquired the business and assets of Nodeco AS, a Norwegian company, and its subsidiary, Aarbakke AS (collectively, "Nodeco") for $14.4 million cash, net of cash acquired, 750,000 shares of the Company's Common Stock and the assumption of all of Nodeco's liabilities, totaling approximately $12.1 million. Nodeco designs, manufactures, sells and rents oil and gas well completion products primarily consisting of liner hanger equipment and related services, as well as pump packers. This business complements the Company's existing products and services businesses in the North Sea and worldwide.

                   FINANCIAL INFORMATION BY INDUSTRY SEGMENT

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements contained elsewhere herein for additional information.

                            DESCRIPTION OF BUSINESS

     Weatherford Enterra is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in three industry segments -- oilfield services, oilfield products and gas compression.

     Oilfield Services. Weatherford Enterra rents specialized equipment and tools and tubular goods for drilling, completion and workover of oil and gas wells. Operators and drilling contractors often find it uneconomic to maintain complete inventories of tools, drill pipe and other equipment and therefore supplement such inventories by renting. Items rented include pressure control equipment (such as blowout preventers, high-pressure valves, accumulators, adapters and choke and kill manifolds); drill string equipment (such as drill pipe, drill collars, tubing and drilling jars); pipe handling equipment (such as elevators, spiders, slips, tongs and kelly spinners); fishing and downhole tools (such as milling tools, casing cutters, jars, spears and overshots) and other equipment, including stabilizers, power swivels and bottom-hole assemblies.

     Weatherford Enterra provides certain downhole services, including fishing, milling and cutting services, which consist of removing or otherwise eliminating "fish" or "junk" in a well (such as a piece of equipment, a tool, a part of the drill string or debris) that is causing an obstruction. An essential step in the fishing operation is the proper selection and assembly of the fishing string. The string consists of jars, subs, overshots, spears, milling tools, casing cutters and other tools for retrieving or eliminating the "fish". The Company installs whipstocks, which are downhole tools that act as vertical ramps, to "sidetrack" an existing well bore off a vertical drilling path. Whipstocks are used primarily in multilateral and directional drilling applications. Weatherford Enterra provides well control equipment and services in critical well situations (such as a well blow-out or a high pressure sour gas well). The Company also provides plugging and abandonment services, pipe recovery wireline services, foam services and casing patch installation. Management believes that, based on total revenues, Weatherford Enterra is the leading worldwide supplier of rental tools and fishing and other downhole services.

     Weatherford Enterra provides services and equipment used to "make up" and test threaded tubular connections and to "run" tubulars that are used during the drilling, completion and workover of oil and gas wells. These services and related equipment ensure the mechanical integrity and leak-tight performance of tubular connections. Tubulars include casing, tubing, special high alloy chrome pipe and fiberglass reinforced pipe. Casing is larger diameter pipe installed (or run) in a wellbore to protect the structural integrity of the wellbore and to seal various zones in the well. Tubing is small diameter pipe run inside the casing in a producing well through which oil and gas is produced. In running tubulars, Weatherford Enterra personnel use manual or remote-controlled power tongs (similar in principle to hydraulic wrenches) and other related tubular handling equipment. The Company also provides cementation engineering services (consisting of computer-generated recommendations as to the number and placement of centralizers during cementation) and tubular inspection and cleaning services. Management believes that, based on total revenues, the Company is the leading worldwide provider of tubular running services.

     Oilfield Products. Weatherford Enterra's oilfield products segment consists of the manufacture, sale and servicing of a variety of products. The Company's cementation products, marketed under the Weatherford and Gemoco trade names, include mechanical cementing products used to center casing strings in the wellbore (such as centralizers, wellbore wipers and scratchers); float equipment used in the cementation of the casing string to prevent cement from flowing back into the casing (such as guide shoes, float shoes and float collars); and stage tools used to set cement in the annular space between the wellbore and the casing string. The Company also sells various proprietary rubber and elastomer products, including thread protectors and cementing plugs. Management believes that, based on total revenues, the Company is the leading worldwide manufacturer and supplier of cementation products.

     Weatherford Enterra designs, manufactures and sells liner hanger equipment and related services under the Nodeco trade name. Liner hanger equipment is used in the drilling and completion of oil and gas wells, primarily for the production casing string in deep, deviated or horizontal wells. Nodeco is a leading supplier of liner hanger equipment and packers used in completions with electric submersible pumps in the North Sea market, particularly the Norwegian and U.K. sectors. The Company intends to expand this business in the future into other geographic markets.

     The Company manufactures, sells and services gas lift, plunger lift and related equipment under the McMurry-Macco(TM) name. Gas lift equipment is used to increase the flow of oil to the surface when natural flow does not occur.

     Weatherford Enterra designs, manufactures, sells and services hydraulic power tongs and related tubular handling equipment used to provide tubular running services; tubular connection testing equipment used to verify the integrity of connections; milling tools, cutters, spears, overshots and whipstocks used to provide fishing and other downhole services; and weighted drill pipe used in its rental business and sold to customers.

     Gas Compression. Weatherford Enterra manufactures, packages, sells, rents and services reciprocating gas compressor units used for increasing natural gas pressure to facilitate gas flow from the wellhead and through gas gathering systems and processing plants, injecting natural gas into oil wells to enhance oil recovery, injecting natural gas into gas storage wells and other general uses such as cogeneration, seismic marine surveys and natural gas fueling stations. The Company is a major manufacturer of gas compressors ranging in size from 26 horsepower to 7200 horsepower. As natural reservoir pressure declines over the life of a producing natural gas well, different compressor configurations may be needed to bring the gas to the surface and through the distribution system. Management believes that the Company is the largest gas compressor rental company based on number of units and the fourth largest based on available horsepower.

     Other Businesses. The Company's CRC-Evans pipeline services and equipment business manufactures, sells and rents equipment and provides services used in pipeline construction and manufactures and sells specialized equipment for pipe coating plants. TEST provides electrical and instrumentation construction services to the oil and gas production industry and designs, builds, installs and services instrument control systems for offshore production platforms and other applications. The Company also designs, manufactures, sells and services American Aero pedestal-mounted hydraulic cranes used on offshore production platforms, marine vessels and dockside locations. The Company is currently in the process of negotiating sales of these businesses.

PATENTS AND LICENSES

     The Company has followed a policy of seeking U.S. and non-U.S. patents and licenses for products and equipment that appear to have commercial applications. The Company believes its patents and licenses to be adequate for the conduct of its businesses and, while it considers them to be valuable in the aggregate, the Company does not believe that its business is materially dependent on its patents or licenses. In management's opinion, engineering and production skills and application experience are more responsible for the Company's market position than are patents or licenses.

SEASONALITY

     Demand for the Company's oilfield services and products is generally affected by the seasonality of drilling activity. Higher activity generally is experienced in the spring, summer and fall. In the United States and Europe, the lowest drilling activity generally occurs during the early months of the year due to inclement weather; however, in Alaska and Canada, activity generally slows in the spring and early summer due to difficulty in moving equipment during the spring thaws. Weather conditions are not a significant factor in other geographic areas in which the Company offers oilfield services and products. Weather is not necessarily a significant factor in the Company's gas compression segment, although increased demand for gas during the winter months depletes gas reserves, thereby generally increasing the demand for gas compression services.

BACKLOG ORDERS

     At December 31, 1996, the Company's backlog of orders for products and equipment believed to be firm was approximately $94,200,000 compared to approximately $63,800,000 at December 31, 1995. Substantially all of such orders will be filled in 1997.

               INTERNATIONAL AND U.S. OPERATIONS AND EXPORT SALES

     The Company has manufacturing operations, either through direct ownership (including joint ventures) or through license arrangements, in the United States, Germany, Norway, Canada, the Netherlands, Italy and Saudi Arabia. The Company has product and equipment sales or service operations in virtually every oil and gas exploration and production region in the world.

     The following table sets forth the Company's revenues, acquisition-related costs and other unusual charges, operating income (loss) and identifiable assets attributable to each of its geographic segments. See Note 9 of Notes to Consolidated Financial Statements contained elsewhere herein for additional information.

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1996         1995         1994
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
REVENUES:
  United States....................................  $  579,024   $  471,672   $  383,076
  Canada...........................................      78,497      106,491       75,809
  Europe...........................................     145,126      110,065       84,830
  Africa...........................................      72,457       57,450       41,574
  Other international..............................     119,364      113,229       91,460
                                                     ----------   ----------   ----------
                                                     $  994,468   $  858,907   $  676,749
                                                     ==========   ==========   ==========
ACQUISITION-RELATED COSTS AND OTHER UNUSUAL
  CHARGES:
  United States....................................  $       --   $   43,276   $    2,500
  Canada...........................................          --        2,850           --
  Europe...........................................          --        4,302           --
  Africa...........................................          --          624           --
  Other international..............................          --        8,119           --
  Corporate........................................          --       29,011           --
                                                     ----------   ----------   ----------
                                                     $       --   $   88,182   $    2,500
                                                     ==========   ==========   ==========
OPERATING INCOME (LOSS):
  United States....................................  $   72,042   $    5,745   $   28,924
  Canada...........................................      12,557       11,382       15,502
  Europe...........................................      19,470        3,088        3,023
  Africa...........................................      15,028       13,912       11,204
  Other international..............................      14,617        4,267       12,490
  Corporate........................................      (7,958)     (38,212)      (5,439)
                                                     ----------   ----------   ----------
                                                     $  125,756   $      182   $   65,704
                                                     ==========   ==========   ==========
IDENTIFIABLE ASSETS:
  United States....................................  $  828,930   $  790,625   $  706,175
  Canada...........................................      69,391       73,368       89,462
  Europe...........................................     201,137      141,673      125,365
  Africa...........................................      67,856       40,299       38,708
  Other international..............................     179,218      148,579      149,677
  Corporate........................................      51,191       64,316       44,583
                                                     ----------   ----------   ----------
                                                     $1,397,723   $1,258,860   $1,153,970
                                                     ==========   ==========   ==========

     During the three-year period ended December 31, 1996, the Company's revenues and operating income, excluding acquisition-related costs and other unusual charges, have increased in every geographic area except Canada, primarily as a result of the impact of acquisitions, increased service activity and the introduction of new services and products into various geographic areas. Canadian revenues declined 26% and operating income before acquisition-related costs and other unusual charges decreased 12% in 1996 compared to 1995, primarily as a result of lower sales volume of gas compressor packages and the sale of certain Canadian manufacturing businesses in 1996, which more than offset improved oilfield service activity in Canada. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein for additional information.

     The Company's international operations are subject to special considerations inherent in doing business outside the United States that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Operations in certain areas, including the Commonwealth of Independent States (the "CIS"), Algeria, Nigeria, parts of the Middle East and parts of Latin America, have been subjected to war, political disruption or civil disturbances in the past twelve months. Generally, business interruptions resulting from war, political disruptions or civil disturbances negatively impact near-term results of operations; however, management of the Company believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a material adverse impact on the financial condition or liquidity of the Company. International operations also can be affected by U.S., local and international laws and regulations limiting or prohibiting exports to, and operations in, certain countries, including Iran, Iraq, Libya, Cuba and North Korea.

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

                              INDUSTRY CONDITIONS

     Certain statements in this report may be forward looking statements, including without limitation statements regarding expected worldwide drilling activity, the Company's future capital expenditures and the expected performance of the Company's businesses. The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, including without limitation adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, the presence of competitors with greater financial resources and adverse industry conditions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

     The oil and gas industry in which the Company participates historically has experienced significant volatility. Demand for the Company's oilfield services and products depends primarily upon the level of worldwide spending for oil and gas exploration and production, the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

     Average worldwide drilling activity increased 7% in 1996 to 1,838 active rigs compared to 1,711 active rigs in 1995. Average worldwide drilling activity declined 3% in 1995 compared to 1994. Drilling activity outside of North America increased 5% in 1996 and 3% in 1995 when compared to the prior year's average activity levels. U.S. drilling activity increased 7% in 1996 and decreased 7% in 1995 when compared to the prior year's average activity levels. Canadian drilling activity increased 17% in 1996 and decreased 12% in 1995 when compared to the prior year's average activity level. Worldwide drilling activity is expected to increase in 1997 compared to 1996. However, no assurance can be given as to the level of future drilling activity or demand for the Company's oilfield services and products.

     The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain price stability through voluntary production limits, the level of production by non-OPEC countries, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. Worldwide exploration and production expenditures by the oil and gas industry increased approximately 13% in 1996 when compared to 1995 and management of the Company anticipates expenditures to increase in 1997 compared to 1996. However, no assurance can be given as to the level of future oil and gas industry activity or demand for the Company's oilfield services and products.

     Demand for the Company's gas compression equipment and services depends primarily on demand for natural gas, the level and stability of natural gas prices, natural gas production and consumption, the amount of natural gas in storage, construction of gathering and storage systems, and the age and operating pressures of natural gas wells. Demand for purchased compressor packages fell in 1996 from the 1994 and 1995 levels, resulting in a weakening of market prices. In the fourth quarter of 1996, market conditions improved, resulting in higher demand for compressor packages and increased utilization of rental units. Another factor impacting the U.S. gas compression business is the trend of major oil companies toward outsourcing certain services and selling U.S. gas reserves to smaller operators. Demand for larger horsepower rental units is expected to increase as major oil companies and smaller natural gas producers are less likely to own and operate gas compressor packages and are more likely to rent compressor packages to meet their compression needs.

                                  COMPETITION

     Oilfield Services. The Company experiences significant price pressures in the markets in which it offers rental tools and downhole services, particularly in U.S. markets. The principal methods of competition that apply to the Company's rental tools and downhole services are price, quality, availability and reputation. Weatherford Enterra competes with Baker Hughes Incorporated and Smith International, Inc. in most of the markets in which it participates. In addition, the Company competes with numerous small, single-site operators, larger concerns operating at multiple locations and various well servicing companies engaged in such businesses. Also, many customers own and operate large inventories of equipment they might otherwise rent and have the ability to purchase additional equipment, as opposed to renting.

     The Company historically has enjoyed a strong competitive position in tubular running services in countries in which it operates outside the United States, but has experienced increasing competition and price pressures in these markets in recent years. The Company has experienced significant competition and price pressures in the U.S. tubular running services market. The principal methods of competition that apply to the Company's tubular running services business are price, quality, reputation and range of services offered. Weatherford Enterra competes with Frank's International, Inc. in all of the U.S. markets and in some international markets in which the Company participates. In addition, the Company competes with BJ Services Company in several of the international markets in which the Company participates. Several other small to medium-sized companies compete with Weatherford Enterra on a regional basis in the United States and in certain other countries.

     Management expects competition and customer price pressures to continue in the foreseeable future in most international and U.S. markets.

     Oilfield Products. The Company faces significant competition in the pricing of its cementation products. Management of the Company believes that price will continue to be a significant factor considered in customer purchasing decisions in the foreseeable future. The principal methods of competition that apply to the Company's cementation products business are price, quality, availability and reputation. The Company competes with Halliburton Company, Davis-Lynch Inc. and Top-Co Industries Ltd. in the cementation products business.

     With respect to liner hangers, competition in the Company's existing markets is primarily based on product design, reputation for quality, delivery response time and price. The Company contacts customers through an experienced sales force supported by an engineering and technical staff. This arrangement allows the Company to quickly respond to customer requests for customization or modification of products. The Company competes with Baker Hughes Incorporated, TIW Corporation (owned by Pearce Industries) and Smith International, Inc.

     In the Company's gas lift equipment business, the principal methods of competition are price, delivery response time, reputation and quality. The Company markets its gas lift product line primarily through an experienced sales force in the United States and through agents outside the United States. The Company competes with Camco International, Inc. and Energy Ventures, Inc. on a worldwide basis and with several small to medium-sized companies on a regional basis.

     Weatherford Enterra has experienced competition in the pricing of virtually all of its other oilfield products. The Company competes with small to medium-sized companies as well as with larger companies and subsidiaries of large public companies having significant financial resources.

     Gas Compression. The Company has experienced competition in the pricing of its gas compression equipment and services. Management believes that price and delivery time will continue to be significant factors considered in customer purchasing and rental decisions in the foreseeable future. The principal methods of competition are price, delivery time, quality of equipment and service, reliability and reputation. The Company competes with Tidewater Inc., Hanover Compressors Company, Global (owned by G.E. Capital), CSI, Production Operators and various small to medium-sized companies in the compressor rental business. The Company competes with Ariel and several other companies in the compressor manufacturing business.

                                   CUSTOMERS

     The Company had no customers that individually accounted for 10% or more of its 1996 consolidated revenues.

                                   EMPLOYEES

     At December 31, 1996, the Company employed 6,578 persons, of whom 2,873 were in international locations and 3,705 were in the United States. Of the 6,578 employees, 3,968 were employed in the oilfield services segment, 944 in the oilfield products segment, 747 in the gas compression segment, with 139 in administrative functions. In addition, 780 employees are employed in the businesses that the Company plans to sell. The Company considers its employee relations to be satisfactory.

                               EXECUTIVE OFFICERS

     The names of the executive officers of the Company and certain information with respect to each of them are set forth below.

                   NAME                     AGE                     OFFICES
                   ----                     ---                     -------
Philip Burguieres.........................  53    Chairman of the Board
Thomas N. Amonett.........................  53    Acting President and Chief Executive
                                                  Officer
James R. Burke............................  59    Senior Vice President and President --
                                                    Products/Compression
M. E. Eagles..............................  57    Senior Vice President and
                                                  President -- Services
Norman W. Nolen...........................  54    Senior Vice President, Chief Financial
                                                  Officer and Treasurer
H. Suzanne Thomas.........................  43    Senior Vice President, Secretary and
                                                  General Counsel
Jon R. Nicholson..........................  54    Vice President -- Human Resources

     Mr. Burguieres has been a director since April 23, 1991, and has served as Chairman of the Board since December 10, 1992. From April 3, 1991 to October 17, 1996, he also served as President and Chief Executive Officer of the Company.

     Mr. Amonett has served as Acting President and Chief Executive Officer since July 26, 1996. He has been a director of the Company since 1974 and served as Chairman of the Board of the Company from May 1986 to May 1989. From July 1992 to July 1996, Mr. Amonett served as President of Reunion Industries, Inc., a Houston, Texas-based company primarily engaged in the manufacture of high volume, precision plastic products and the providing of engineered plastic services, oil and gas exploration, development and production and wine grape vineyard development. Previously he was Of Counsel with Fulbright & Jaworski L.L.P., Attorneys at Law, Houston, Texas, from September 1986 to July 1992.

     Mr. Burke, who joined the Company on December 12, 1991 as Senior Vice President, Corporate Development and Marketing, became President of the Products Division effective March 1, 1994 and Senior Vice President and
President -- Products/Compression effective October 5, 1995.

     Mr. Eagles, who joined the Company on March 1, 1993 as Executive Vice President and President and General Manager of the Rental and Fishing Tool Division, became Senior Vice President of the Company and President -- Services effective March 1, 1994. From June 1992 until March 1993, Mr. Eagles served as Senior Vice President of McDermott, Inc., a marine engineering construction company, and President of McDermott Energy Services, Inc.; and from November 1990 until June 1992, he served as Vice President of Marketing of McDermott, Inc.

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

     Mr. Nicholson, who joined the Company as Director of Human Resources in February 1993, was elected Vice President-Human Resources effective October 5, 1995. From March 1992 until January 1993, he was a human resources consultant. From July 1990 until March 1992, Mr. Nicholson served as President of Atlas Bradford Corporation, an oilfield services company.

ITEM 2. PROPERTIES.

     The Company has numerous manufacturing facilities located in the United States and various other countries used for the manufacture of oilfield products and equipment, the principal of which are as follows:

                                                                                         OWNED (O)
                                                                                            OR
                                                                        APPROXIMATE    LEASED (L) --
        LOCATION                     MANUFACTURED PRODUCTS              SQUARE FEET   EXPIRATION DATE
        --------                     ---------------------              -----------   ---------------
Houston, Texas..........  Cranes, power tongs, power units and            117,500          O
                          accessories
Pearland, Texas.........  Fishing tools, milling tools, cutters,          127,500          O
                          overshots, whipstocks, weighted drill pipe
                            and coring equipment
Tulsa, Oklahoma.........  Pipeline equipment                              145,000          O
Corpus Christi, Texas...  Gas compressors                                  90,000          O
Houma, Louisiana........  Mechanical cementing products, float            109,800          O
                          equipment, stage tools, rubber products and
                            industrial valves
Hannover, Germany.......  Mechanical cementing products, power tongs,      65,950      L - 12/99
                            power units and accessories and
                            specialized bucking machines
Bryne, Norway...........  Liner hanger equipment                           60,000       L - 7/02

     The Company believes that its manufacturing facilities will be suitable and adequate to meet production demands anticipated during the next several years.

     In addition to its manufacturing plants, the Company leases its corporate headquarters office and various administrative offices in Houston, Texas and leases or owns numerous sales offices, warehouses, service centers, pipe yards and stocking locations for its operations in the United States and internationally. During the year ended December 31, 1996, the Company paid real estate rentals in the aggregate amount of approximately $11,900,000.

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

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the public health and the environment, affect the Company's operations, expenses and costs. The clear trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and other similar businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase, both for the Company and its customers. In this regard, the Resource Conservation and Recovery Act ("RCRA"), the principal federal statute governing the disposal of solid and hazardous wastes, includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous waste, either as a result of changes in RCRA or the imposition of more stringent state regulations, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such wastes. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's services and products. In addition, the Company is subject to laws and regulations concerning occupational health and safety. The Company believes that it is in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate impact of such laws and regulations on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's Common Stock, $0.10 par value (the "Common Stock"), is traded on the New York Stock Exchange under the symbol "WII". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange. The sales prices set forth below have been adjusted to reflect the one-for-two reverse stock split effected on October 5, 1995.

                                                              HIGH      LOW
                                                             ------    ------
1995
  First Quarter............................................  $21.25    $16.50
  Second Quarter...........................................   25.75     19.75
  Third Quarter............................................   30.00     23.50
  Fourth Quarter...........................................   29.50     21.25
1996
  First Quarter............................................   35.88     26.00
  Second Quarter...........................................   37.75     28.50
  Third Quarter............................................   32.75     23.13
  Fourth Quarter...........................................   32.38     26.88
1997
  First Quarter (through March 21, 1997)...................   38.13     28.50

     On March 21, 1997, the closing sale price for the Common Stock as reported by the New York Stock Exchange was $29.88. As of March 21, 1997, there were approximately 3,842 record holders of Common Stock.

     The Company has not declared or paid dividends on the Common Stock since December 1982 and management does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The Selected Financial Data set forth below has been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1996       1995(1)      1994(2)     1993(3)      1992
                                       ----------   ----------   ----------   --------   --------
                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
OPERATING DATA:
  Revenues...........................  $  994,468   $  858,907   $  676,749   $500,491   $374,203
  Acquisition-related costs and other
     unusual charges.................          --       88,182        2,500      4,000         --
  Operating income...................     125,756          182       65,704     49,671     35,579
  Depreciation and amortization......     105,857       95,957       71,037     50,449     35,738
  Net income (loss)..................      70,073      (10,558)      41,977     35,175     26,760
  Net income (loss) per share........  $     1.35   $    (0.21)  $     0.94   $   0.88   $   0.73
PERCENTAGE OF REVENUES:
  Selling, general and administrative
     expenses........................        14.1%        16.1%        17.1%      18.3%      22.6%
  Gross profit.......................        28.2%        27.2%        27.9%      29.5%      33.2%
  Operating income...................        12.6%         0.0%         9.7%       9.9%       9.5%
  Net income (loss)..................         7.0%        (1.2)%        6.2%       7.0%       7.2%
BALANCE SHEET DATA:
  Working capital....................  $  294,075   $  267,380   $  251,778   $211,834   $197,526
  Total assets.......................   1,397,723    1,258,860    1,153,970    635,602    474,490
  Total debt.........................     315,774      329,266      196,672     21,253     28,685
  Stockholders' equity...............     841,608      730,843      734,634    474,472    349,458
  Total debt-to-total
     capitalization..................          27%          31%          21%         4%         8%
OTHER DATA:
  Capital expenditures, excluding
     acquisitions....................  $  148,656   $  110,625   $  114,018   $ 63,757   $ 38,259
  Weighted average shares
     outstanding.....................      52,097       50,989       44,845     38,607     34,786

---------------

(1) Includes acquisition-related costs and other unusual charges of $88,182,000, or $1.17 per common share.

(2) Includes acquisition-related costs of $2,500,000, or $0.06 per common share.

(3) Includes acquisition-related costs of $4,000,000, or $0.10 per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     Certain statements in this report may be forward looking statements, including without limitation statements regarding expected worldwide drilling activity, the Company's future capital expenditures and the expected performance of the Company's businesses. The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, including without limitation adverse economic conditions, the impact of competitive products and pricing, product demand and acceptance risks, the presence of competitors with greater financial resources and adverse industry conditions. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

                                BUSINESS REVIEW

     Weatherford Enterra is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company's principal industry segments are oilfield services, oilfield products and gas compression, with operations in virtually every oil and gas exploration and production region in the world.

     The oilfield services segment includes oilfield equipment rental, downhole services and tubular running services. The Company rents specialized pressure control equipment, drill string equipment, handling tools, stabilizers and other equipment and tools used in the drilling, completion and workover of oil and gas wells. Downhole services include fishing, milling, whipstock installation and retrieval, well control assistance, plugging and abandonment services, pipe recovery wireline services, foam services and casing patch installation. Tubular running services include "making up" threaded tubular connections, installing casing, tubing and other downhole tubulars, ensuring the mechanical integrity and leak-tight performance of tubular connections, inspection and cleaning of tubulars and related engineering services.

     The oilfield products segment includes the manufacture, sale and service of cementation products, liner hangers, gas lift equipment and equipment used to provide oilfield services. Cementation products include centralizers, float equipment, stage tools and elastomer products which are used in the process of cementing casing strings in oil and gas wells. Liner hanger equipment is used in the drilling and completion of oil and gas wells, primarily for the production casing in deep, deviated or horizontal wells. Gas lift equipment is used to inject gas in producing wells to enhance the flow of oil to the surface. Other manufactured products include hydraulic power tongs and related equipment used to provide tubular running services, milling tools, whipstocks and weighted drill pipe used in rental and downhole services and sold to customers.

     The gas compression segment includes the manufacturing, packaging, renting, selling and providing parts and services for reciprocating gas compressor units ranging in size from 26 to 7200 horsepower. Gas compressor units are used to increase natural gas pressure to facilitate gas flow from the wellhead and through gas gathering systems and processing plants, to inject natural gas into oil wells for enhanced recovery and into gas storage wells, and in other general applications such as cogeneration, seismic marine surveys and natural gas fueling stations.

     The Company's operating results include several other businesses that the Company has either sold or announced its intention to sell. Such businesses include Harrisburg/Woolley, which was sold in 1995; Barber Industries Limited, Enterra Patco Oilfield Products, Inc. and Arrow Completion Systems, Inc. ("Arrow"), each of which were sold in 1996; and CRC-Evans Pipeline International, Inc. ("CRC-Evans Pipeline"), the American Aero Cranes division ("Cranes") and Total Engineering Services Team, Inc. ("TEST"), which are in various stages of being divested.

     The Company has grown significantly through acquisitions, having acquired more than 20 businesses since 1991. These acquisitions have allowed the Company to expand its product and service lines, improve its worldwide market position and realize significant consolidation cost savings. Management believes it has positioned Weatherford Enterra as a market leader in its primary businesses while significantly expanding and diversifying the Company's geographic operations.

                             RESULTS OF OPERATIONS

     A summary of operating results by industry segment is shown below:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
REVENUES:
  Oilfield services................................  $520,195    $470,085    $420,981
  Oilfield products................................   149,713     115,399      86,580
  Gas compression..................................   154,503      94,386      46,145
  Other businesses.................................   170,057     179,037     123,043
                                                     --------    --------    --------
                                                     $994,468    $858,907    $676,749
                                                     ========    ========    ========
ACQUISITION-RELATED COSTS AND OTHER UNUSUAL
  CHARGES:
  Oilfield services................................  $     --    $ 31,715    $  2,500
  Oilfield products................................        --      15,745          --
  Gas compression..................................        --          --          --
  Other businesses.................................        --      11,711          --
  Corporate........................................        --      29,011          --
                                                     --------    --------    --------
                                                     $     --    $ 88,182    $  2,500
                                                     ========    ========    ========
OPERATING INCOME (LOSS):
  Oilfield services................................  $ 93,644    $ 41,849    $ 49,484
  Oilfield products................................    23,388     (13,253)     16,918
  Gas compression..................................     7,833       7,788       4,047
  Other businesses.................................     8,849       2,010         694
  Corporate........................................    (7,958)    (38,212)     (5,439)
                                                     --------    --------    --------
                                                     $125,756    $    182    $ 65,704
                                                     ========    ========    ========

     OILFIELD SERVICES. The oilfield services segment was significantly impacted by cost savings achieved following the Company's mergers with Enterra Corporation ("Enterra") in October 1995 and H & H Oil Tool Co., Inc. ("H & H") in September 1994, both of which were accounted for as poolings of interest.

     Revenues for the oilfield services segment increased 11% to $520.2 million in 1996 as compared to 1995. International revenues increased 15% to $281.3 million, while U.S. revenues increased 6% to $238.9 million. The increase in international service revenues is primarily attributable to increased activity in Canada, the North Sea, North and West Africa and Latin America. The increase in Canada is consistent with the 17% increase in the average drilling rig count over 1995. The average international drilling rig count, excluding Canada, increased 5% over the prior year, which contributed to the increase in international service revenues. International revenues also benefitted from the introduction of fishing and other downhole services into certain markets in North and West Africa and Latin America in 1996. U.S. service revenues were positively impacted by an increase in the average 1996 U.S. drilling rig count of 7% over 1995, as well as price increases announced by the Company in August 1996 affecting most U.S. services and rentals. Excluding the impact of the acquisition-related costs and other unusual charges in 1995 discussed below, operating income for oilfield services increased 27% to $93.6 million in 1996 as compared to 1995. This increase is attributable to the increase in revenues experienced in 1996, along with cost savings achieved from the higher levels of activity and from efficiencies resulting from consolidating the operations of the Company and Enterra. These increases were partially offset by additional costs incurred to introduce fishing and other downhole services into the markets discussed above.

     Oilfield service revenues increased 12% in 1995 to $470.1 million compared to $421.0 million in 1994. International revenues increased 23% to $245.2 million, primarily as a result of increased activity in certain markets, including Latin America, Africa, the North Sea and Canada. During 1995, the average international drilling rig count, excluding Canada, was 3% higher than in 1994. U.S. revenues increased 1% to $224.9 million, despite a 7% decline in the average U.S. drilling rig count. Operating income for the oilfield services segment decreased in 1995 compared to 1994 as a result of the acquisition-related costs and other unusual charges in 1995 discussed below. Excluding such charges, operating income would have improved 42% to $73.6 million, primarily as a result of the increased international activity and cost savings achieved in consolidating the operations of H & H and Enterra into the Company.

     OILFIELD PRODUCTS. The Company acquired the business and assets of Nodeco AS, a Norwegian liner hanger manufacturer, and Aarbakke AS (collectively, "Nodeco") in May 1996. The oilfield products segment was also significantly impacted by the October 1995 Enterra merger and Enterra's acquisition of Total Energy Services Company ("Total Energy") in August 1994.

     Revenues increased 30% to $149.7 million in 1996 compared to 1995, reflecting improved operating results from all manufacturing businesses. The acquisition of Nodeco in May 1996 contributed $18.4 million, or 16%, to the revenue increase. Cementation product sales improved significantly over the prior year due to an increase in market share and the higher levels of drilling activity worldwide. Excluding the impact of the acquisition-related costs and other unusual charges discussed below, operating income increased over 800% to $23.4 million compared to 1995. Approximately $4.0 million of the increase in operating income is attributable to the Nodeco acquisition. The remaining increase is due to the increase in revenues, combined with manufacturing efficiencies achieved as a result of the higher volume of product sales.

     Revenues increased 33% in 1995 to $115.4 million compared to 1994, primarily as a result of the acquisition of the Total Energy businesses in August 1994. Operating income, excluding the acquisition-related costs and other unusual charges discussed below, decreased 85% to $2.5 million, primarily as a result of operating losses incurred in 1995 by certain businesses acquired from Total Energy, and large one-time shipments of products in 1994.

     GAS COMPRESSION. Revenues increased 64% to $154.5 million in 1996 as compared to 1995, primarily as a result of the acquisition of the natural gas compression business and assets of Energy Industries, Inc. and Zapata Energy Industries, L.P. (collectively, "Energy Industries") in December 1995. This increase was offset by a weaker market for sales of gas compressor packages, which resulted in a lower volume of manufacturing and packaging sales as well as lower prices for packaged compressors. Operating income increased only slightly over 1995 due to the weaker market, inefficiencies incurred in consolidating the packaging operations of Energy Industries into the Company's existing gas compression business, and amortization of goodwill arising from the Energy Industries acquisition.

     The gas compression segment was acquired as part of the Total Energy acquisition, which was accounted for as a purchase, in August 1994. Consequently, comparisons of the operating results between 1995 and 1994 are not meaningful. Compression rental revenues remained fairly stable in 1995 and 1994. Sales of packaged compression units, particularly in Canada, declined significantly during the second half of 1995 due to the relatively low demand for natural gas.

     OTHER BUSINESSES. Revenues decreased 5% to $170.1 million in 1996 as compared to 1995, primarily as a result of businesses which were sold in late 1995 and early 1996. This decrease was offset by higher revenues for TEST and Cranes. TEST revenues improved primarily as a result of increased activity in the Gulf of Mexico, while revenues for Cranes increased in relation to the higher level of drilling activity, which resulted in new crane sales, service and rental contracts worldwide. Operating income excluding the impact of the acquisition-related costs and other unusual charges discussed below decreased 36% to $8.8 million, due primarily to the impact of the sold businesses. The higher revenues for TEST and Cranes did not significantly impact operating income due to higher levels of costs incurred in 1996.

     Revenues for other businesses increased 46% in 1995 to $179.0 million compared to 1994, primarily as a result of the addition of the Total Energy businesses acquired in August 1994. Revenues were also positively impacted by increased activity for CRC-Evans Pipeline, including a large international pipeline construction project and increased automatic welding unit rental and service revenue in Canada, Malaysia and North Africa. Excluding the acquisition-related costs and other unusual charges discussed below, operating income increased to $13.7 million in 1995 compared to $0.7 million in 1994 as a result of the Total Energy businesses operating for the full year in 1995 combined with the improved pipeline results. Also, 1994 operating income included a loss of $4.2 million on a large contract to design and construct specialized equipment to be installed on a large offshore pipe laying vessel.

     The Company is currently in the process of negotiating sales of these businesses.

     GROSS PROFIT. The consolidated gross profit percentage was 28.2% in 1996 compared to 27.2% in 1995 and 27.9% in 1994. The increase in 1996 is due primarily to improved gross profitability in U.S. oilfield services and the oilfield products segments primarily as a result of consolidation cost savings, improved pricing in certain areas and increased volume of activity. Compression margins were lower due to the weak market and consolidation costs discussed above. The decline from 1994 to 1995 is primarily attributable to weakness in the gas compression segment and several businesses in the oilfield products segment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenues decreased to 14.1% in 1996 from 16.1% in 1995 and 17.1% in 1994. These decreases are a result of higher levels of revenues, combined with cost efficiencies achieved in consolidating the operations of acquired businesses into the Company.

     RESEARCH AND DEVELOPMENT. Research and development costs of $7.2 million in 1996 increased $2.2 million, or 44%, compared to 1995. Research and development costs of $5.0 million in 1995 increased 5% compared to 1994. The increases primarily reflect the expansion of the Company's operations and development activities to support its three principal business segments.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. The Company's equity in the earnings of these affiliates was $2.1 million in 1996 compared to $1.5 million in 1995 and $1.2 million in 1994. These increases are primarily attributable to improved drilling activity in Saudi Arabia. The Company received cash dividends from its 50% or less-owned affiliates totaling $1.6 million, $1.7 million and $2.2 million in 1996, 1995 and 1994, respectively.

     FOREIGN CURRENCY GAIN, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net foreign currency gains of $49,000 and $74,000 in 1996 and 1995, compared to a net gain of $2.2 million in 1994. A substantial portion of the gain in 1994 represented an unrealized currency gain related to certain intercompany loans.

     OTHER EXPENSE, NET. Other expense, net, increased to $8.7 million in 1996 compared to $3.8 million in 1995 and $3.1 million in 1994. The increase in 1996 is primarily related to the amortization of goodwill related to the acquisition of Energy Industries. The increase in 1995 was primarily attributable to the amortization of goodwill related to the 1994 acquisitions of Total Energy and the assets and business of the Rental Division of Odfjell Drilling and Consulting Company, partially offset by increased gains on sales of property, plant and equipment in 1995.

     ACQUISITION-RELATED COSTS AND OTHER UNUSUAL CHARGES. During the second quarter of 1995, Enterra recorded unusual charges totaling $28.3 million, representing writedowns to fair value of certain businesses to be disposed of, asset writedowns related to certain excess facilities, equipment and inventories, and estimated costs in connection with the closure of certain pipeline businesses and the consolidation of certain oilfield service administrative and operating facilities. During the fourth quarter of 1995, the Company recorded expenses of $59.9 million related to the Enterra merger and the financial impact of management decisions related to the future operations of the combined companies. These acquisition-related costs primarily consisted of transaction costs, severance and termination agreements with former officers and employees, facility closure costs primarily to consolidate the oilfield services operations and administrative functions of Enterra and the Company, and the reduction in recorded value of certain assets that had diminished future value in the operations of the combined company.

     The Company recorded acquisition-related costs of $2.5 million in the third quarter of 1994 related to the H & H merger. The 1994 acquisition-related costs primarily represented transaction costs of the merger and employee termination and facility closure costs to consolidate the operations of H & H into the Company.

     INTEREST. Net interest expense increased to $20.9 million in 1996 compared to $15.1 million in 1995 and $6.9 million in 1994, primarily as a result of higher average debt balances outstanding. The increased indebtedness primarily relates to the acquisitions of Nodeco in May 1996, Energy Industries in December 1995, Total Energy in August 1994 and Odfjell Rental in April 1994.

     INCOME TAXES. The income tax provision (benefit) consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. alternative minimum tax, state taxes, the recognition of general business tax credits currently available to reduce U.S. federal income tax, and the recognition of future taxable amounts. Income tax provision (benefit) as a percentage of income (loss) before income taxes and minority interests was 33%, 31% and 29% for 1996, 1995 and 1994, respectively. The increase in the effective tax rates was primarily a result of differences in the components and tax rates applicable to foreign taxable income, the reversal of the valuation allowance on U.S. net operating loss carryforwards in 1995 and the nondeductible goodwill amortization related to the Total Energy acquisition.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided cash of $128.7 million during 1996 compared to $78.9 million during 1995 and $67.6 million during 1994. Operating cash flow before changes in working capital accounts increased 45% to $172.5 million in 1996 over 1995, and 16% to $118.7 million in 1995 over 1994, reflecting the impact of the acquisitions and growth in the Company's operations. Changes in working capital and other operating accounts used cash of $43.9 million in 1996 compared to $39.8 million during 1995 and $34.4 million in 1994. Working capital of $294.1 million at December 31, 1996 increased 10% compared to December 31, 1995, primarily due to the growth experienced in the Company's operations, including the acquisition of Nodeco. Working capital of $267.4 million at December 31, 1995 increased 6% from December 31, 1994, primarily due to the Energy Industries acquisition.

     In connection with the plan to consolidate the operations of Enterra into the Company's operations, the Company committed to vacate certain excess facilities. Accrued liabilities associated with this plan decreased from $24.3 million at December 31, 1995 to $3.2 million at December 31, 1996, as a result of cash payments in accordance with the consolidation plan.

     On May 23, 1996, the Company acquired the business and assets of Nodeco in a transaction accounted for as a purchase. The Company paid cash of $14.4 million net of cash acquired, issued 750,000 shares of its Common Stock and assumed all liabilities of Nodeco, totaling approximately $12.1 million.

     On December 15, 1995, the Company completed the acquisition of substantially all of the assets of Energy Industries in a transaction accounted for as a purchase. The Company paid approximately $130.0 million in cash and assumed certain liabilities totaling approximately $12.5 million.

     On October 5, 1995, the Company completed a merger with Enterra. The Company issued approximately 23.7 million shares of Common Stock in exchange for all the outstanding shares of Enterra common stock based on an exchange ratio of
0.845 of a share of Company Common Stock for each share of Enterra common stock outstanding. The merger was accounted for as a pooling of interests. In connection with the Enterra merger, the Company recorded acquisition-related costs totaling $59.9 million.

     Capital expenditures, excluding business acquisitions, increased 34% in 1996 to $148.7 million compared to 1995, primarily as a result of the acquisition of Energy Industries in December 1995, the increase in industry activity worldwide and the introduction of certain oilfield services businesses into new areas in 1996. Capital expenditures, excluding business acquisitions, decreased 3% to $110.6 million in 1995 compared to $114.0 million in 1994 reflecting lower capital spending in the oilfield services segment due to the consolidation of the Company's and Enterra's rental and service equipment, partially offset by the capital requirements of the Total Energy operations acquired in August 1994. Management anticipates that the

Company's capital spending levels will continue to be primarily influenced by market opportunities and growth in the Company's operations.

     The Company has announced its intention to sell certain non-core businesses including CRC-Evans Pipeline, Cranes and TEST. Management expects that proceeds from such divestitures would be used to repay debt and for general corporate purposes. Effective December 6, 1996, the Company sold the business and assets of Arrow for cash of $21.3 million, subject to a working capital adjustment, and the assumption by the purchaser of substantially all operating liabilities of Arrow. The proceeds from the sale were used primarily to repay a portion of the Company's debt.

     The Company's consolidated indebtedness decreased to $315.8 million at December 31, 1996 from $329.3 million at December 31, 1995, primarily as a result of scheduled debt payments and debt payments made with the proceeds from the sale of Arrow, partially offset by increased debt related to the acquisition of Nodeco. The Company's total debt-to-total capitalization ratio was 27% at December 31, 1996 compared to 31% at December 31, 1995.

     On May 28, 1996, the Company completed the sale of $200 million of 7 1/4% notes due May 15, 2006 (the "7 1/4% Notes"). Net proceeds of $197.8 million were used to repay amounts outstanding under the bank credit facilities discussed below. Interest on the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year.

     The Company has bank credit facilities (the "Facilities") consisting of a $200 million term loan (the "Term Loan") and a $200 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan is payable in equal quarterly installments through September 30, 2001. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's ratio of total debt to total capitalization. The applicable interest rate on amounts outstanding at December 31, 1996 was 6.0%. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's ratio of total debt to total capitalization, is payable quarterly on the unused portion of the Revolving Credit Facility. The Facilities agreement requires the Company to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 40%, and limits the Company's ability to incur indebtedness, make investments and dispose of assets. At December 31, 1996, the balance outstanding under the Term Loan was $96.0 million, and the Company had $200 million available to borrow under the Revolving Credit Facility and $16.3 million available for borrowing under working capital facilities of certain of its domestic and international subsidiaries. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $18.0 million of letters of credit and bid and performance bonds outstanding at December 31, 1996.

     The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, major European currencies and certain Latin American currencies. Although most of the revenues of the Company's foreign operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. Changes in the value of the U.S. dollar relative to these foreign currencies affect the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries into U.S. dollars. The impact of exchange rate fluctuations during 1996, 1995 and 1994 did not have a material effect on reported amounts of revenues or net income.

     The Company occasionally enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $1.1 million in 1996 and net cash outflows of $2.7 million during 1995.

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

     Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government or international sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria and parts of the Middle East and Latin America, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

     The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weatherford Enterra, Inc.:

     We have audited the accompanying consolidated balance sheets of Weatherford Enterra, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford Enterra, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 12, 1997

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 1996         1995
                                                              ----------   ----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   33,029   $   32,800
  Receivables, net of allowance of $16,241 and $15,942......     272,816      231,125
  Inventories, net..........................................     163,302      165,383
  Deferred tax assets.......................................      20,090       10,995
  Prepayments and other.....................................      16,197       23,059
                                                              ----------   ----------
          Total current assets..............................     505,434      463,362
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land......................................................      20,041       22,381
  Buildings and improvements................................     101,114       85,229
  Rental and service equipment..............................   1,017,866      965,603
  Machinery and other equipment.............................     115,665      108,357
                                                              ----------   ----------
                                                               1,254,686    1,181,570
  Less -- Accumulated depreciation..........................     693,496      667,025
                                                              ----------   ----------
                                                                 561,190      514,545
                                                              ----------   ----------
GOODWILL, net...............................................     290,474      259,450
                                                              ----------   ----------
OTHER ASSETS................................................      40,625       21,503
                                                              ----------   ----------
                                                              $1,397,723   $1,258,860
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of long-term debt.....  $   24,508   $   36,976
  Accounts payable..........................................      65,713       52,157
  Accrued compensation and employee benefits................      29,885       31,353
  Accrued income taxes......................................      17,427        4,650
  Accrued insurance.........................................      11,283        9,435
  Other accrued liabilities.................................      62,543       61,411
                                                              ----------   ----------
          Total current liabilities.........................     211,359      195,982
                                                              ----------   ----------
LONG-TERM DEBT..............................................     291,266      292,290
                                                              ----------   ----------
DEFERRED TAX LIABILITIES....................................      34,728        5,243
                                                              ----------   ----------
OTHER LONG-TERM LIABILITIES.................................      18,010       33,348
                                                              ----------   ----------
MINORITY INTERESTS..........................................         752        1,154
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par; shares authorized 1,000,000; none
     issued.................................................          --           --
  Common stock, $.10 par; shares authorized 80,000,000;
     issued 52,172,796 and 50,988,741.......................       5,217        5,099
  Paid-in capital...........................................     639,679      602,231
  Retained earnings.........................................     200,316      130,243
  Cumulative translation adjustment.........................      (2,768)      (5,869)
  Treasury stock, 28,269 and 41,260 common shares, at
     cost...................................................        (836)        (861)
                                                              ----------   ----------
          Total stockholders' equity........................     841,608      730,843
                                                              ----------   ----------
                                                              $1,397,723   $1,258,860
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               1996        1995        1994
                                                             --------    --------    --------
REVENUES:
  Services and rentals.....................................  $746,180    $612,597    $495,947
  Products.................................................   248,288     246,310     180,802
                                                             --------    --------    --------
          Total revenues...................................   994,468     858,907     676,749
COSTS AND EXPENSES:
  Cost of services and rentals.............................   537,313     442,902     347,124
  Cost of products.........................................   177,033     182,444     141,009
  Selling, general and administrative expenses.............   140,614     137,959     115,978
  Research and development.................................     7,154       4,954       4,735
  Equity in earnings of unconsolidated affiliates..........    (2,078)     (1,477)     (1,169)
  Foreign currency gain, net...............................       (49)        (74)     (2,205)
  Other expense, net.......................................     8,725       3,835       3,073
  Acquisition-related costs and other unusual charges......        --      88,182       2,500
                                                             --------    --------    --------
          Total operating costs and expenses...............   868,712     858,725     611,045
                                                             --------    --------    --------
OPERATING INCOME...........................................   125,756         182      65,704
Interest expense...........................................    22,914      17,217       8,847
Interest income............................................    (2,005)     (2,081)     (1,959)
                                                             --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS...   104,847     (14,954)     58,816
Income tax provision (benefit).............................    34,593      (4,616)     16,958
                                                             --------    --------    --------
INCOME (LOSS) BEFORE MINORITY INTERESTS....................    70,254     (10,338)     41,858
Minority interests.........................................       181         220        (119)
                                                             --------    --------    --------
NET INCOME (LOSS)..........................................  $ 70,073    $(10,558)   $ 41,977
                                                             ========    ========    ========
Weighted average common and common equivalent shares
  outstanding..............................................    52,097      50,989      44,845
                                                             ========    ========    ========
INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE.......  $   1.35    $  (0.21)   $   0.94
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                          CUMULATIVE
                                           COMMON   PAID-IN    RETAINED   TRANSLATION   TREASURY
                                           STOCK    CAPITAL    EARNINGS   ADJUSTMENT     STOCK      TOTAL
                                           ------   --------   --------   -----------   --------   --------
BALANCE, December 31, 1993...............  $4,089   $379,046   $ 98,824     $(7,044)     $(442)    $474,473
Shares issued under employee benefit
  plans..................................      1         178         --          --         --          179
Stock grants and options exercised.......     13       1,905         --          --       (359)       1,559
Issuance of Common Stock in
  acquisition............................    955     212,615         --          --         --      213,570
Currency translation adjustment..........     --          --         --       2,876         --        2,876
Net income...............................     --          --     41,977          --         --       41,977
                                           ------   --------   --------     -------      -----     --------

BALANCE, December 31, 1994...............  5,058     593,744    140,801      (4,168)      (801)     734,634
Shares issued under employee benefit
  plans..................................      1         187         --          --         --          188
Stock grants and options exercised.......     40       8,300         --          --        (60)       8,280
Currency translation adjustment..........     --          --         --      (1,701)        --       (1,701)
Net loss.................................     --          --    (10,558)         --         --      (10,558)
                                           ------   --------   --------     -------      -----     --------

BALANCE, December 31, 1995...............  5,099     602,231    130,243      (5,869)      (861)     730,843
Shares issued under employee benefit
  plans..................................      3       1,367         --          --        419        1,789
Stock grants and options exercised.......     40       9,636         --          --       (394)       9,282
Issuance of Common Stock in
  acquisition............................     75      26,445         --          --         --       26,520
Currency translation adjustment..........     --          --         --       3,101         --        3,101
Net income...............................     --          --     70,073          --         --       70,073
                                           ------   --------   --------     -------      -----     --------

BALANCE, December 31, 1996...............  $5,217   $639,679   $200,316     $(2,768)     $(836)    $841,608
                                           ======   ========   ========     =======      =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                            1996         1995         1994
                                                          ---------    ---------    ---------
NET INCOME (LOSS).......................................  $  70,073    $ (10,558)   $  41,977
Income items not requiring (providing) cash:
  Depreciation and amortization.........................    105,857       95,957       71,037
  Non-cash portion of acquisition-related costs and
     other unusual charges..............................         --       66,196           --
  Deferred income tax provision (benefit)...............     12,103      (20,781)         649
  Gain on sales of assets, net..........................    (14,058)     (12,503)      (9,559)
  Other non-cash items, net.............................     (1,428)         409       (2,094)
  Increase (decrease) in operating cash flow resulting
     from:
     Receivables, net...................................    (38,587)      16,277      (32,345)
     Inventories, net...................................     (8,384)     (12,603)     (14,619)
     Payment of deferred loan costs.....................     (4,820)        (892)        (818)
     Prepayments and other..............................       (922)      (5,799)        (477)
     Accounts payable and accrued liabilities...........     15,868      (46,307)      15,798
     Other long-term liabilities........................     (7,024)       9,477       (1,980)
                                                          ---------    ---------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES...................    128,678       78,873       67,569
                                                          ---------    ---------    ---------
Purchases of property, plant and equipment..............   (148,656)    (110,625)    (114,018)
Proceeds from sales of businesses.......................     40,481        9,493           --
Acquisitions, net of notes issued and cash acquired.....    (16,278)    (139,226)    (105,850)
Proceeds from sales of property, plant and equipment....     20,215       31,137       19,810
Other net cash flows from investing activities..........    (15,388)      (9,245)      (1,502)
                                                          ---------    ---------    ---------
CASH USED IN INVESTING ACTIVITIES.......................   (119,626)    (218,466)    (201,560)
                                                          ---------    ---------    ---------
Borrowings under credit facilities......................    250,783      411,737      144,539
Repayment of borrowings.................................   (271,565)    (283,346)     (45,299)
Net cash flows from currency hedging transactions.......      1,133       (2,719)      (1,036)
Proceeds from stock option exercises, sales of stock to
  employee benefit plans and other......................     11,046        6,268        1,693
                                                          ---------    ---------    ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.........     (8,603)     131,940       99,897
                                                          ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................       (220)       4,347           66
                                                          ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        229       (3,306)     (34,028)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........     32,800       36,106       70,134
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR................  $  33,029    $  32,800    $  36,106
                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..............................................  $  12,826    $  14,396    $   6,380
  Income taxes..........................................     14,652       17,741       14,236
Purchases of equipment financed by debt.................         --           --        3,213

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

     Basis of presentation. Weatherford Enterra, Inc. is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The accompanying consolidated financial statements include the accounts of Weatherford Enterra, Inc. and its subsidiaries (the "Company" or "Weatherford Enterra") after elimination of all significant intercompany accounts and transactions. The Company accounts for its 50% or less-owned affiliates using the equity method.

     Accounting estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management believes that the estimates are reasonable.

     Cash and cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The reported value of all financial instruments approximates market value. Prepayments and other current assets at December 31, 1996 and 1995 included cash of approximately $1,656,000 and $2,367,000, respectively, which was restricted as a result of exchange controls in certain foreign countries or cash collateral requirements for performance bonds, letters of credit and customs bonds.

     Inventories. Inventories, net of allowances, are valued at the lower of cost (first-in, first-out or average) or market and are summarized as follows (in thousands):

                                                                1996        1995
                                                              --------    --------
Spare parts and components..................................  $ 41,068    $ 34,911
Raw materials...............................................    28,734      44,494
Work in process.............................................    26,902      27,287
Finished goods..............................................    66,598      58,691
                                                              --------    --------
                                                              $163,302    $165,383
                                                              ========    ========

     Work in process and finished goods inventories include the costs of materials, labor and plant overhead.

     Property, plant and equipment. Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of assets are as follows:

Buildings and improvements..................................  5 - 45 years
Rental and service equipment................................  3 - 15 years
Machinery and other equipment...............................  3 - 15 years

Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts, and any resulting gain or loss is included in the consolidated statements of income.

     Goodwill. Goodwill represents the excess of the aggregate price paid by the Company in acquisitions accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis generally over a period of 40 years. Goodwill amortization expense totaled $7,044,000, $5,852,000 and $2,970,000 during 1996, 1995 and 1994, respectively.
Accumulated amortization at December 31, 1996 and 1995 was $14,199,000 and $9,808,000, respectively.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     Income taxes. The Company applies the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.

     The Company does not provide federal income taxes on the undistributed earnings of certain of its foreign subsidiaries because it believes these amounts are permanently invested outside the United States. The cumulative amount of such undistributed earnings on which federal taxes have not been provided was $204,793,000 at December 31, 1996. If these foreign earnings were to be ultimately remitted, certain foreign withholding taxes would be payable, and U.S. federal income taxes payable at that time would be reduced by foreign tax credits generated by the repatriation, net of operating loss carryforwards and tax credit carryforwards.

     Environmental expenditures. Environmental expenditures that relate to ongoing business activities are expensed or capitalized, in accordance with the Company's capitalization policy. Expenditures that relate to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenues, are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Liabilities included $10,263,000 and $17,743,000 of accrued environmental expenditures at December 31, 1996 and 1995, respectively.

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

     Foreign exchange contracts. The Company occasionally enters into foreign exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At December 31, 1996 and 1995, the Company had contracts maturing the following January to sell $50,942,000 and $56,594,000, respectively, in Norwegian kroner, U.K. pounds sterling and Dutch guilders. Had such respective contracts matured on December 31, 1996 and 1995, the Company's required cash outlay would have been immaterial.

     Revenue recognition. Revenues are recognized when services and rentals are provided and when products and equipment are shipped. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as revenues.

     Income (loss) per common and common equivalent share. Income (loss) per common and common equivalent share is computed on the basis of the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the periods. Fully diluted income per share is equal to primary income per share in all periods presented.

     Concentration of credit risk. The Company grants credit to its customers, which are primarily in the oil and gas industry. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different countries. The Company performs periodic credit evaluations of its customers and generally does not require

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES collateral. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses (see Note 10).

     Impairment of long-lived assets. In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement establishes the procedures for performing the review of recoverability and, if necessary, the measurement of impairment. SFAS No. 121 also requires that long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value net of selling costs.

     Stock-based compensation. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for all stock-based compensation, including stock-based compensation to employees. Under this statement, costs for stock-based compensation to employees may be measured based on fair value at the date of grant as defined by SFAS No. 123, or based on the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), the method historically applied by the Company. Entities electing to measure compensation cost under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has elected to continue to measure employee stock-based compensation under APB No. 25 (see
Note 5).

     Reclassifications. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

(2) ACQUISITIONS, MERGERS AND DIVESTITURES --

     Results of operations for business combinations accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. With respect to business combinations accounted for as poolings of interests, the consolidated financial statements have been restated for all periods presented as if the companies had been combined since inception.

     Nodeco. On May 23, 1996, the Company acquired the business and assets of Nodeco AS, a Norwegian company, and its wholly-owned subsidiary, Aarbakke AS (collectively "Nodeco"), in a transaction accounted for as a purchase. Nodeco designs, manufactures, sells and rents oil and gas well completion products primarily consisting of liner hanger equipment and related services, as well as pump packers. Nodeco's primary markets for these products are the Norwegian and United Kingdom sectors of the North Sea. The Company paid cash of $14,393,000 net of cash acquired, issued 750,000 shares of its Common Stock and assumed all liabilities of Nodeco, totaling $12,109,000.

     Energy Industries. On December 15, 1995, the Company acquired substantially all of the assets of the natural gas compression business of Energy Industries, Inc. and Zapata Energy Industries, L.P. (collectively, "Energy Industries") in a transaction accounted for as a purchase. Energy Industries was engaged in the business of fabricating, selling, installing, renting and servicing natural gas compressor units used in the oil and gas industry. The Company paid approximately $130,000,000 in cash and assumed certain liabilities totaling approximately $12,485,000.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     The following unaudited pro forma summary results of operations assume that the acquisitions of Nodeco and Energy Industries occurred on January 1 of the indicated period (in thousands except per share amounts):

                                                                 1996       1995(1)
                                                              ----------    --------
Revenues....................................................  $1,006,037    $948,010
Net income (loss)...........................................  $   70,591    $(12,401)
Income (loss) per common and common equivalent share........  $     1.35    $  (0.24)

---------------

(1) Includes unusual charges of $88,182,000, or $1.17 per common share (see Note
    8).

     The unaudited pro forma summary results of operations are not necessarily indicative of results of operations that would have occurred had the transactions taken place on January 1, 1996 or 1995, or of future results of operations of the combined businesses.

     Enterra. On October 5, 1995, the Company completed a merger with Enterra Corporation ("Enterra"), a worldwide provider of specialized services and products to the oil and gas industry through its oilfield, pipeline and gas compression services businesses. The Company issued approximately 23,668,000 shares of Common Stock in exchange for all the outstanding shares of Enterra common stock. The merger was accounted for as a pooling of interests. In connection with the Enterra merger, the Company recorded acquisition-related costs totaling $59,900,000 (see Note 8).

     H & H. On September 1, 1994, the Company completed a merger with H & H Oil Tool Co., Inc. ("H & H"), a rental and fishing tool company operating in California and the Rocky Mountain Region. The Company issued approximately 1,323,000 shares of Common Stock in exchange for all the outstanding shares of H & H common stock. The merger was accounted for as a pooling of interests. In connection with the H & H merger, the Company repaid indebtedness of H & H totaling $1,595,000, which included a $1,370,000 note payable to a shareholder of H & H. In addition, the Company recorded acquisition-related costs totaling $2,500,000, primarily representing transaction fees and employee termination and facility closure costs to consolidate the H & H operations into the Company.

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

     Odfjell Rental. On April 15, 1994, the Company acquired the rental assets and business of various companies comprising the Rental Division of Odfjell Drilling and Consulting Company (collectively, "Odfjell Rental") in a transaction accounted for as a purchase. Odfjell Rental was engaged in the rental of oilfield tools to the oil and gas industry in Norway, the United Kingdom, the Netherlands and Southeast Asia. The Company paid $56,200,000 in cash and assumed certain contractual rights and obligations.

     Other acquisitions. During 1996, 1995 and 1994, the Company acquired several businesses in addition to those mentioned above in transactions accounted for as purchases. The impact of these acquisitions on reported results of operations, on a pro forma basis, was not material to the Company's consolidated results of operations.

     Divestitures. During 1995, management of Enterra made strategic decisions to sell certain oilfield products businesses (see Note 8). Enterra sold substantially all of the fixed assets and inventory of one of

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES these businesses for cash of $9,493,000 in September 1995. The sales of the remaining businesses were completed during 1996 for aggregate cash proceeds of $19,168,000 and a note receivable of $1,011,000.

     On September 17, 1996, the Company announced that it was exploring the divestiture of certain non-core businesses, including CRC-Evans Pipeline International, Inc., Arrow Completion Systems, Inc. ("Arrow"), the American Aero Cranes division and Total Engineering Services Team, Inc. (see Note 9). The Company expects that proceeds from such divestitures would be used to repay debt and for general corporate purposes. Effective December 6, 1996, the Company sold the business and assets of Arrow for cash of $21,313,000, subject to a working capital adjustment, and the assumption by the purchaser of substantially all operating liabilities of Arrow.

(3) DEBT --

     Debt consisted of the following (in thousands):

                                                                1996        1995
                                                              --------    --------
7 1/4% Notes................................................  $200,000    $     --
Term Loan...................................................    95,950     200,000
Revolving Credit Facility...................................        --     120,000
Foreign bank debt, denominated in foreign currencies........    11,231       2,071
Other indebtedness..........................................     8,593       7,195
                                                              --------    --------
                                                               315,774     329,266
Less -- Amounts due within one year.........................    24,508      36,976
                                                              --------    --------
                                                              $291,266    $292,290
                                                              ========    ========

     On May 28, 1996, the Company completed the sale of $200,000,000 of 7 1/4% Notes Due May 15, 2006 (the "7 1/4% Notes"). Net proceeds of $197,824,000 were used to repay amounts outstanding under the bank credit facilities discussed below. Interest on the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year.

     The Company has bank credit facilities (the "Facilities") consisting of a $200,000,000 term loan (the "Term Loan") and a $200,000,000 revolving credit facility (the "Revolving Credit Facility"). The Term Loan is payable in equal quarterly installments through September 30, 2001. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate, ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's ratio of total debt to total capitalization. The applicable interest rate on amounts outstanding at December 31, 1996 was 6.0%. A commitment fee ranging 0.15% to 0.225% per annum, depending on the Company's ratio of total debt to total capitalization, is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Facilities agreement to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 40%, and limits the Company's ability to incur indebtedness, make investments and dispose of assets.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     Maturities of the Company's long-term debt at December 31, 1996 were as follows (in thousands):

1997........................................................  $ 24,508
1998........................................................    30,704
1999........................................................    20,930
2000........................................................    20,764
2001........................................................    15,757
Thereafter..................................................   203,111
                                                              --------
                                                              $315,774
                                                              ========

     At December 31, 1996, the Company had $200,000,000 available to borrow under the Revolving Credit Facility and $16,307,000 available for borrowing under working capital facilities of certain of the Company's domestic and international subsidiaries. In addition, the Company has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $18,031,000 of letters of credit and bid and performance bonds outstanding at December 31, 1996.

(4) INCOME TAXES --

     The components of income (loss) before income taxes and minority interests were as follows (in thousands):

                                                        1996        1995       1994
                                                      --------    --------    -------
Foreign.............................................  $ 52,529    $ 23,853    $35,233
United States.......................................    52,318     (38,807)    23,583
                                                      --------    --------    -------
                                                      $104,847    $(14,954)   $58,816
                                                      ========    ========    =======

     The income tax provision (benefit) was comprised of the following (in thousands):

                                                        1996        1995       1994
                                                       -------    --------    -------
Current:
  Foreign............................................  $18,548    $ 15,219    $13,790
  U.S. alternative minimum taxes and state income
     taxes...........................................    3,942         946      2,519
                                                       -------    --------    -------
          Total current..............................   22,490      16,165     16,309
                                                       -------    --------    -------
Deferred:
  Foreign............................................      478       3,038        847
  U.S. Federal.......................................   11,625     (23,819)      (198)
                                                       -------    --------    -------
          Total deferred.............................   12,103     (20,781)       649
                                                       -------    --------    -------
                                                       $34,593    $ (4,616)   $16,958
                                                       =======    ========    =======

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     The consolidated provision for income taxes differs from the provision computed at the statutory U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                                        1996        1995       1994
                                                       -------    --------    -------
Tax provision (benefit) at U.S. statutory rate.......  $36,696    $ (5,234)   $20,399
Foreign income, taxed at more than U.S. statutory
  rate...............................................      715       7,687      2,448
Intercompany dividends...............................       --         557      1,479
Benefit of U.S. NOL carryforwards and other
  credits............................................   (9,550)    (15,299)    (8,869)
Nondeductible goodwill...............................    1,601       1,601        692
Nondeductible expenses related to acquisitions.......       --       3,307         --
U.S. alternative minimum taxes and state income
  taxes..............................................    3,942         946        517
Other................................................    1,189       1,819        292
                                                       -------    --------    -------
                                                       $34,593    $ (4,616)   $16,958
                                                       =======    ========    =======

     On the accompanying consolidated balance sheets, current deferred tax assets and liabilities are netted within each tax jurisdiction. The components of the net deferred tax assets (liabilities) shown on the consolidated balance sheets are as follows (in thousands):

                                                                1996       1995
                                                              --------    -------
Current deferred tax assets.................................  $ 22,450    $20,850
Valuation allowance, current................................    (2,360)    (9,855)
Non-current deferred tax assets.............................    26,806     11,299
Valuation allowance, non-current............................    (7,864)    (6,644)
                                                              --------    -------
          Total deferred tax assets.........................    39,032     15,650
                                                              --------    -------
Current deferred tax liabilities............................    (2,867)      (117)
Non-current deferred tax liabilities........................   (34,728)    (5,627)
                                                              --------    -------
          Total deferred tax liabilities....................   (37,595)    (5,744)
                                                              --------    -------
Net deferred tax assets (liabilities).......................  $  1,437    $ 9,906
                                                              ========    =======

     The change in the valuation allowance in 1996 and 1995 primarily relates to utilization of U.S. operating loss ("NOL") and tax credit carryforwards and management's assessment that future taxable income will be sufficient to enable the Company to utilize remaining NOL and tax credit carryforwards. The tax effects of significant temporary differences giving rise to deferred tax assets (liabilities) are as follows (in thousands):

                                                                1996        1995
                                                              --------    --------
NOL and tax credit carryforwards............................  $ 24,990    $ 40,056
Depreciation and amortization...............................   (18,939)    (39,378)
Financial reserves and accruals not yet deductible..........    19,426      16,804
Other differences between financial and tax bases of assets
  and liabilities...........................................   (13,816)      8,923
Valuation allowances........................................   (10,224)    (16,499)
                                                              --------    --------
                                                              $  1,437    $  9,906
                                                              ========    ========

     The Company has U.S. alternative minimum tax credit carryforwards of approximately $3,756,000 which do not expire and can be used to reduce regular tax to the extent it exceeds alternative minimum tax liability in future years. The Company also has U.S. NOL carryforwards available to reduce future U.S. taxable income of $14,027,000 expiring between 1999 and 2009 and general business credit carryforwards available to reduce future U.S. federal income taxes payable of $5,785,000 expiring between 1997 and 2000.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

(5) STOCK-BASED COMPENSATION PLANS --

     Stock Option Plans. The Company has a number of stock option plans pursuant to which officers and other key employees may be granted options to purchase shares of Common Stock. At December 31, 1996, there were 2,078,478 shares available for issuance under the plans, at fair market value. Options generally become exercisable in three annual installments, beginning one year after the date of grant. Unexercised options expire five or ten years after the date of grant. The Company has a Non-Employee Director Stock Option Plan (the "Director Option Plan") pursuant to which each non-employee director receives upon initial election as a director an option to purchase 2,500 shares and, at each annual meeting thereafter, an additional option to purchase 500 shares of Common Stock, in each case at fair market value. At December 31, 1996, there were 48,500 shares available for issuance under the Director Option Plan. Options become exercisable six months after the date of grant, and unexercised options expire ten years after the date of grant. Enterra had a similar plan, pursuant to which directors of Enterra received immediately exercisable options to purchase shares of Enterra common stock, at fair market value. All outstanding options under the Enterra director plan were exercised prior to the Enterra merger.

     The following table summarizes activity related to stock option plans of the Company:

                                                 NUMBER OF SHARES
                                            --------------------------
                                                         NON-EMPLOYEE     WEIGHTED AVERAGE
                                            EMPLOYEES      DIRECTORS       EXERCISE PRICE
                                            ---------    -------------    ----------------
Outstanding, December 31, 1993............    966,943        38,025            $14.75
Granted...................................    156,201        29,575             19.80
Exercised.................................    (84,188)       (8,450)             9.50
Terminated................................    (60,021)           --             12.56
                                            ---------       -------
Outstanding, December 31, 1994............    978,935        59,150             16.06
Granted...................................    953,985        57,575             20.89
Exercised.................................   (220,284)      (88,725)            16.02
Terminated................................   (424,404)           --             17.03
                                            ---------       -------
Outstanding, December 31, 1995............  1,288,232        28,000             18.72
Granted...................................    325,650         3,000             31.59
Exercised.................................   (238,665)      (11,500)            19.09
Terminated................................   (376,977)           --             21.93
                                            ---------       -------
Outstanding, December 31, 1996............    998,240        19,500            $21.79
                                            =========       =======
Exercisable, December 31, 1994............    536,433        59,150            $13.13
Exercisable, December 31, 1995............    432,494        20,500             15.49
Exercisable, December 31, 1996............    398,569        19,500             15.92

     The following table summarizes information about stock options outstanding at December 31, 1996:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                     ----------------------------------   ----------------------
                                    AVERAGE    WEIGHTED                 WEIGHTED
      RANGE OF         NUMBER      REMAINING   AVERAGE      NUMBER      AVERAGE
  EXERCISE PRICES    OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
  ----------------   -----------   ---------   --------   -----------   --------
  $ 6.75 to $15.75      217,794       5.0       $12.13      213,783      $12.14
   17.50 to  19.75      244,867       7.4        19.04      118,644       19.22
   21.30 to  24.70      263,129       3.0        21.56       82,642       22.22
   31.56 to  35.50      291,950       9.1        31.59        3,000          --
                      ---------                             -------
  $ 6.75 to $35.50    1,017,740       6.3       $21.79      418,069      $15.92
                      =========                             =======

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     The weighted average fair values of options granted during 1996 and 1995 were $14.46 per share and $8.53 per share, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995, respectively: expected volatility of 50% and 52% (38% for options issued by Enterra prior to the merger), risk free interest rates of 5.13% and 6.85% (7% for options issued by Enterra prior to the merger), expected lives of 4 years and zero dividend yield. If the fair value based method of accounting under SFAS No. 123 had been applied, the Company's pro forma net income (loss) and earnings (loss) per share would have been $68,412,000 and $1.31 in 1996, and $(11,926,000) and $(0.23) in
1995. As the disclosure requirements of SFAS No. 123 are not applicable to options granted prior to 1995, the pro forma effects for 1996 and 1995 are not indicative of the pro forma effects in future years.

     In addition to the options in the above table, the Company granted options to purchase 84,500, 45,337 and 34,200 shares of Common Stock in 1995, 1994 and 1991, respectively, to former directors and former employees of acquired companies and to a former officer of the Company. These options were granted pursuant to separate agreements and are not covered by an option plan. Exercises of such options totaled 16,483, 40,334 and 5,600 shares in 1996, 1995 and 1994, respectively, and 97,200 of such options were outstanding and exercisable at December 31, 1996 at a weighted average exercise price of $23.85 per share.

     Stock Appreciation Rights Plan. The Company has a Stock Appreciation Rights Plan (the "SAR Plan") pursuant to which certain officers and other key employees were granted stock appreciation units ("SAR's"). The SAR Plan was amended in 1992 to provide that no additional grants would be made. SAR's were awarded in connection with stock options granted under one of the Company's stock option plans and can be exercised only if the related stock option is exercised. Compensation expense is recorded based on the increase in the market price of the Company's Common Stock since the date of grant. At December 31, 1996, there were 52,542 SAR's outstanding, all of which were vested, at an average price of $10.45 per SAR. During 1996, 1995 and 1994, the Company recognized compensation expense of $225,000, $121,000 and $350,000, respectively, in connection with SAR's.

     Stock Bonus Plan. The Company has a stock bonus plan (the "Bonus Plan") pursuant to which officers and certain other key employees of the Company may be granted shares of Common Stock. The market value of shares granted under the Bonus Plan is recorded as compensation expense on the date of grant. With respect to the Bonus Plan, the Company granted 21,391 and 9,875 shares in 1996 and 1994, respectively, and recognized compensation expense of $675,000 and $195,000 during 1996 and 1994, respectively. The Company granted no shares under the Bonus Plan in 1995. There were 3,788 shares available for future grants under the Bonus Plan at December 31, 1996.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     Restricted Stock Plan. The Company has a restricted stock plan for certain officers of the Company (the "Restricted Plan"), pursuant to which shares of Common Stock may be granted. Shares granted under the Restricted Plan are subject to certain restrictions on ownership and transferability when granted. Restrictions lapse in part based on continued employment and in part based on Company performance. The compensation related to the restricted stock grants is deferred and amortized to expense on a straight-line basis over the period of time the restrictions are in place, and the unamortized portion is classified as a reduction of paid-in capital in the accompanying consolidated balance sheets. The following table provides a summary of activity related to the Restricted
Plan:

                                                               NUMBER OF
                                                                SHARES
                                                               ---------
Outstanding, December 31, 1993..............................      83,138
Granted (market price: $19.75 per share)....................      25,450
Forfeited...................................................      (2,438)
Restrictions terminated.....................................     (52,318)
                                                              ----------
Outstanding, December 31, 1994..............................      53,832
Granted (market price: $18.50 per share)....................      29,500
Restrictions terminated.....................................     (47,193)
                                                              ----------
Outstanding, December 31, 1995..............................      36,139
Granted (market price: $31.56 per share)....................      31,000
Restrictions terminated.....................................     (37,735)
                                                              ----------
Outstanding, December 31, 1996..............................      29,404
                                                              ==========
Shares available for future grants at December 31, 1996.....     129,437
                                                              ==========
Compensation expense:
1996........................................................  $  418,000
1995........................................................     392,000
1994........................................................     512,000
Deferred compensation at December 31:
1996........................................................  $1,445,000
1995........................................................     884,000

     Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the "ESPP"), pursuant to which eligible employees can purchase shares of Common Stock through payroll deductions. The Company matches a specified percentage of the employee contributions made to the ESPP. Company matching contributions to the ESPP totaled $88,000, $48,000 and $45,000 during 1996, 1995 and 1994, respectively. There were 63,323 shares available for future purchases under the ESPP at December 31, 1996.

(6) RETIREMENT AND EMPLOYEE BENEFIT PLANS --

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

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     Pension expense related to the Company's defined contribution pension plans totaled $3,200,000, $4,489,000 and $3,691,000 in 1996, 1995 and 1994,
respectively. Pension expense related to the Company's defined benefit pension plans included the following components (in thousands):

                                                             1996     1995      1994
                                                            ------    -----    ------
Service cost -- benefits earned during the period.........  $1,248    $ 692    $1,071
Interest cost on projected benefit obligation.............     427      365       310
Actual return on plan assets..............................    (466)    (354)      (47)
Net amortization and deferral.............................     213      115      (121)
                                                            ------    -----    ------
                                                            $1,422    $ 818    $1,213
                                                            ======    =====    ======

     The following table sets forth the funded status of the Company's defined benefit pension plans and the assumptions used in computing such information (in thousands, except percentages):

                                                  U.S. PLANS          NON-U.S. PLANS
                                               ----------------    --------------------
                                                1996      1995       1996        1995
                                               ------    ------    --------    --------
Actuarial present value of benefit
  obligations:
Vested benefit obligation....................  $1,257    $  941    $  2,933    $  2,591
                                               ======    ======    ========    ========
Accumulated benefit obligation...............  $1,902    $1,441    $  3,388    $  2,939
                                               ======    ======    ========    ========
Projected benefit obligation.................  $2,026    $2,042    $  4,192    $  3,735
Plan assets at fair value....................   1,383     1,130       2,194       1,729
                                               ------    ------    --------    --------
Projected benefit obligation in excess of
  plan assets................................    (643)     (912)     (1,998)     (2,006)
Unrecognized prior service cost..............    (637)       10         158         183
Unrecognized net (gain) loss.................     592       481        (775)       (732)
Unrecognized transition obligation...........      --        --         125         160
                                               ------    ------    --------    --------
Unfunded accrued pension cost................    (688)     (421)     (2,490)     (2,395)
Adjustment for minimum liability.............      (9)      (21)         --          --
                                               ------    ------    --------    --------
Pension liability............................  $ (697)   $ (442)   $ (2,490)   $ (2,395)
                                               ======    ======    ========    ========
Assumed discount rates.......................    7.25%     7.25%    6.5-8.0%    6.8-8.0%
Assumed rates of increase in compensation
  levels.....................................     4.0%      4.0%    3.7-5.0%    4.0-5.0%
Assumed expected long-term rate of return on
  plan assets................................     8.0%      8.0%        8.0%        8.0%

(7) COMMITMENTS AND CONTINGENCIES --

     Aggregate minimum rental commitments under noncancelable operating leases with lease terms in excess of one year as of December 31, 1996 were as follows (in thousands):

1997........................................................  $10,359
1998........................................................    8,010
1999........................................................    6,813
2000........................................................    5,705
2001........................................................    5,033
Thereafter..................................................   31,833
                                                              -------
                                                              $67,753
                                                              =======

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

     The Company incurred total rental expense under operating leases of $21,197,000, $18,499,000 and $15,329,000 in 1996, 1995 and 1994, respectively.

     The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the likelihood that uninsured losses, if any, resulting from the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Company is remote.

(8) ACQUISITION-RELATED COSTS AND OTHER UNUSUAL CHARGES --

     During the second quarter of 1995, management of Enterra made certain strategic decisions which resulted in $28,282,000 of unusual charges. Such charges included a $10,041,000 writedown to fair value, based on management's estimation of net sales price, related to three businesses to be sold. The remaining second quarter unusual charges of $18,241,000 consisted primarily of asset writedowns related to certain excess facilities, equipment and inventories, as well as estimated costs in connection with the closure of certain pipeline businesses and the consolidation of certain oilfield service administrative and operating facilities. This restructuring resulted in reductions of approximately 120 employees.

     During the fourth quarter of 1995, the Company recorded expenses of $59,900,000 related to the merger with Enterra and the financial impact of management decisions related to the future operations of the combined company. The acquisition-related costs primarily consisted of transaction costs, severance and termination agreements with former officers and employees, facility closure costs primarily to consolidate the oilfield service operations and administrative functions (reducing approximately 600 employees), and the reduction in recorded value of certain assets that had diminished future value in the operations of the combined company.

     A summary of the 1995 acquisition-related costs and other unusual charges follows (in thousands):

Enterra merger transaction-related costs....................  $18,800
Severance and termination costs.............................   12,488
Facility closure and consolidation costs....................   20,943
Writedowns of assets to be sold.............................   12,281
Other asset writedowns......................................   21,972
Other.......................................................    1,698
                                                              -------
                                                              $88,182
                                                              =======

     The Company recorded acquisition-related costs of $2,500,000 in 1994 related to the H & H merger, consisting primarily of transaction costs, employee terminations and facility closure costs to consolidate the operations of H & H into the Company.

(9) SEGMENT INFORMATION --

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in three industry segments -- oilfield services, oilfield products and gas compression. During 1995 and 1996, management of the Company made strategic decisions to dispose of certain non-core businesses, which are presented separately. Industry segment disclosures for 1995 and 1994 have been restated to conform with this presentation.

     Revenues by industry segment and geographic area include both revenues from unaffiliated customers and intersegment revenues from related companies. The price at which intercompany sales are made is

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES generally based on the selling price to unaffiliated customers less a discount or the direct product cost plus a mark-up. Indirect expenses have been allocated to industry segments in proportion to outside revenues.

     Export sales from the United States to unaffiliated customers in other geographic areas were as follows (in thousands):

                                                         1996       1995       1994
                                                        -------    -------    -------
Europe/Commonwealth of Independent States.............  $27,523    $10,904    $16,443
Canada................................................   11,334     14,729     10,557
Africa................................................   26,079     17,792      9,605
Middle East...........................................    7,494      3,843      4,209
Asia-Pacific..........................................   12,364     11,242     17,047
Latin America.........................................    7,247      5,552      4,969
Other.................................................    2,714      1,403        381
                                                        -------    -------    -------
                                                        $94,755    $65,465    $63,211
                                                        =======    =======    =======

Information with respect to industry and geographic segments follows (in thousands):

                                                                                         CORPORATE
                                       OILFIELD   OILFIELD       GAS         OTHER          AND
                                       SERVICES   PRODUCTS   COMPRESSION   BUSINESSES   ELIMINATIONS   CONSOLIDATED
                                       --------   --------   -----------   ----------   ------------   ------------
1996:
  Outside revenues...................  $520,195   $149,713    $154,503      $170,057      $     --      $  994,468
  Intersegment revenues..............        --     31,020          --            --       (31,020)             --
  Operating income (loss)............    93,644     23,388       7,833         8,849        (7,958)        125,756
  Identifiable assets................   646,915    187,002     414,969        97,646        51,191       1,397,723
  Depreciation and amortization .....    70,552      6,264      23,554         4,787           700         105,857
  Capital expenditures...............    99,570     10,569      30,392         8,125            --         148,656
1995:
  Outside revenues...................  $470,085   $115,399    $ 94,386      $179,037      $     --      $  858,907
  Intersegment revenues..............        --     20,537          --            49       (20,586)             --
  Acquisition-related costs and other
    unusual charges..................    31,715     15,745          --        11,711        29,011          88,182
  Operating income (loss)............    41,849    (13,253)      7,788         2,010       (38,212)            182
  Identifiable assets................   556,125    120,777     396,465       121,177        64,316       1,258,860
  Depreciation and amortization .....    65,217      5,519      14,421         9,070         1,730          95,957
  Capital expenditures...............    83,849      2,731      16,246         7,657           142         110,625
1994:
  Outside revenues...................  $420,981   $ 86,580    $ 46,145      $123,043      $     --      $  676,749
  Intersegment revenues..............        --     11,748          --            --       (11,748)             --
  Acquisition-related costs..........     2,500         --          --            --            --           2,500
  Operating income (loss)............    49,484     16,918       4,047           694        (5,439)         65,704
  Identifiable assets................   581,628    127,594     267,988       132,177        44,583       1,153,970
  Depreciation and amortization .....    54,521      3,120       4,969         6,584         1,843          71,037
  Capital expenditures...............    94,520      4,132      10,857         4,347           162         114,018

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

                                                                                           CORPORATE
                                UNITED                                        OTHER           AND
                                STATES     CANADA     EUROPE    AFRICA    INTERNATIONAL   ELIMINATIONS   CONSOLIDATED
                               --------   --------   --------   -------   -------------   ------------   ------------
1996:
  Outside revenues...........  $579,024   $ 78,497   $145,126   $72,457     $119,364        $     --      $  994,468
  Intersegment revenues......    27,966        566      9,848     5,452        1,860         (45,692)             --
  Operating income (loss)....    72,042     12,557     19,470    15,028       14,617          (7,958)        125,756
  Identifiable assets........   828,930     69,391    201,137    67,856      179,218          51,191       1,397,723
  Capital expenditures.......    85,729     12,105     15,955     9,437       25,430              --         148,656
1995:
  Outside revenues...........  $471,672   $106,491   $110,065   $57,450     $113,229        $     --      $  858,907
  Intersegment revenues......    10,091        167      6,049        --        1,638         (17,945)             --
  Acquisition-related costs
    and other unusual
    charges..................    43,276      2,850      4,302       624        8,119          29,011          88,182
  Operating income (loss)....     5,745     11,382      3,088    13,912        4,267         (38,212)            182
  Identifiable assets........   790,625     73,368    141,673    40,299      148,579          64,316       1,258,860
  Capital expenditures.......    59,474      9,953      9,605     5,655       25,796             142         110,625
1994:
  Outside revenues...........  $383,076   $ 75,809   $ 84,830   $41,574     $ 91,460        $     --      $  676,749
  Intersegment revenues......    17,499        287      5,104        --        1,372         (24,262)             --
  Acquisition-related
    costs....................     2,500         --         --        --           --              --           2,500
  Operating income (loss)....    28,924     15,502      3,023    11,204       12,490          (5,439)         65,704
  Identifiable assets........   706,175     89,462    125,365    38,708      149,677          44,583       1,153,970
  Capital expenditures.......    68,903      8,989     12,309     1,581       22,099             137         114,018

(10) VALUATION ALLOWANCES --

     Activity in the Company's allowance for doubtful accounts, deducted from receivables in the consolidated balance sheets, was as follows (in thousands):

                                                         1996       1995       1994
                                                        -------    -------    -------
Balance at beginning of year..........................  $15,942    $11,240    $11,747
Additions charged to costs and expenses...............    4,122      6,499      2,702
Deductions for uncollectible receivables written
  off.................................................   (4,842)    (1,878)    (3,437)
Translation and other, net............................    1,019         81        228
                                                        -------    -------    -------
                                                        $16,241    $15,942    $11,240
                                                        =======    =======    =======

     Activity in the Company's allowance for obsolete or slow moving inventories, deducted from inventories in the consolidated balance sheets, was as follows (in thousands):

                                                         1996       1995       1994
                                                        -------    -------    -------
Balance at beginning of year..........................  $23,760    $16,470    $14,634
Additions charged to costs and expenses...............      897     10,683      2,754
Deductions for inventories written off................   (3,632)    (3,520)    (1,175)
Translation and other, net............................      236        127        257
                                                        -------    -------    -------
                                                        $21,261    $23,760    $16,470
                                                        =======    =======    =======

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES

(11) UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE
     AMOUNTS) --

                                               FIRST       SECOND      THIRD       FOURTH
                                              QUARTER    QUARTER(1)   QUARTER    QUARTER(2)   YEAR(3)
                                              --------   ----------   --------   ----------   --------
1996:
  Revenues..................................  $218,841    $233,782    $259,070    $282,775    $994,468
  Gross profit..............................    60,319      62,727      76,545      80,531     280,122
  Operating income..........................    23,784      26,936      35,864      39,172     125,756
  Income before income taxes and minority
     interests..............................    19,281      21,892      30,153      33,521     104,847
  Net income................................    13,477      14,898      19,828      21,870      70,073
  Net income per share......................  $   0.26    $   0.29    $   0.38    $   0.42    $   1.35

1995:
  Revenues..................................  $219,289    $211,079    $220,375    $208,164    $858,907
  Gross profit..............................    61,898      55,239      62,456      53,968     233,561
  Acquisition-related costs and other
     unusual charges........................        --      28,282          --      59,900      88,182
  Operating income (loss)...................    24,324      (9,163)     25,227     (40,206)        182
  Income (loss) before income taxes and
     minority interests.....................    20,580     (12,902)     21,352     (43,984)    (14,954)
  Net income (loss).........................    14,439      (3,145)     13,148     (35,000)    (10,558)
  Net income (loss) per share...............  $   0.29    $  (0.06)   $   0.26    $  (0.68)   $  (0.21)

---------------

(1) Includes unusual charges in 1995 of $28,282,000, or $0.24 per common share (see Note 8).

(2) Includes acquisition-related costs in 1995 of $59,900,000, or $0.93 per common share (see Note 8).

(3) Includes acquisition-related costs and other unusual charges in 1995 of $88,182,000, or $1.17 per common share (see Note 8). Due to changes in the weighted average common shares outstanding, the sum of the quarterly per share amounts for 1995 does not equal net loss per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For certain information concerning directors of the Company, reference is made to the information included under the caption "Election of Directors" included in the definitive Proxy Statement, which relates to the Annual Meeting of Stockholders of the Company to be held on May 15, 1997 (the "Proxy Statement"), which information is incorporated herein by such reference. For certain information concerning executive officers of the Company, see the caption "Executive Officers" in Item 1 elsewhere in this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     For information concerning this Item, reference is made to the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information concerning this Item, reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning this Item, reference is made to the caption "Executive Compensation" in the Proxy Statement.

                                  P A R T  I V

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.  Consolidated Financial Statements of Weatherford Enterra, Inc. and
Subsidiaries:

        Report of Arthur Andersen LLP, Independent Public Accountants, dated February 12, 1997.

        Consolidated Balance Sheets -- December 31, 1996 and 1995.

        Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1996.

        Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1996.

        Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1996.

        Notes to Consolidated Financial Statements.

   2.  Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 23, 1995, as amended by Amendment No. 1 to Agreement and Plan of
                            Merger dated as of August 28, 1995, between Weatherford
                            International Incorporated and Enterra Corporation
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-4
                            (Registration No. 33-62195)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.2            -- Amendment No. 2 to Agreement and Plan of Merger dated as of October 5, 1995, between Weatherford International
                            Incorporated and Enterra Corporation (incorporated by
                            reference to Exhibit 2.2 to the Company's Current Report
                            on Form 8-K dated October 5, 1995 (File No. 1-7867)).
          2.3            -- Agreement dated as of September 20, 1995, among Zapata
                            Corporation, Energy Industries, Inc., Zapata Energy
                            Industries, L.P., Enterra Corporation and Enterra
                            Compression Company (incorporated by reference to Exhibit
                            2 to Enterra Corporation's Current Report on Form 8-K
                            dated October 2, 1995 (File No. 1-8153)).
          3.1            -- Corrected Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995 (File No. 1-7867)).
          3.2            -- Amended and Restated Bylaws of the Company.
          4.1            -- Credit Agreement dated as of October 5, 1995 among
                            Weatherford Enterra, Inc., Weatherford Enterra U.S.,
                            Inc., Weatherford/Lamb, Inc., Bank of America Illinois,
                            as Documentation Agent, Texas Commerce Bank National
                            Association, as Administrative Agent, Credit Lyonnais New
                            York Branch, ABN Amro Bank, N.V., Bank of Montreal, First
                            Interstate Bank of Texas, N.A., Arab Banking Corporation
                            (B.S.C.) and the financial institutions listed on the
                            signature pages thereto (incorporated by reference to
                            Exhibit 4.1 to the Company's Form 10-Q Quarterly Report
                            for the quarter ended September 30, 1995 (File No.
                            1-7867)).
          4.2            -- First Amendment to Credit Agreement dated as of December
                            29, 1995 among Weatherford Enterra, Inc., Weatherford
                            Enterra U.S., Inc., Weatherford/Lamb, Inc., Weatherford
                            Enterra U.S., Limited Partnership, Bank of America
                            Illinois, as Documentation Agent, Texas Commerce Bank
                            National Association, as Administrative Agent, Credit
                            Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of
                            Montreal, First Interstate Bank of Texas, N.A., Arab
                            Banking Corporation (B.S.C.) and the financial
                            institutions listed on the signature pages thereto
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995 (File No. 1-7867)).
          4.3            -- Agreement dated as of June 23, 1995, as amended as of
                            August 28, 1995 (the "Stockholders Agreement"), among
                            Weatherford International Incorporated and American Gas &
                            Oil Investors, Limited Partnership, AmGO II, Limited
                            Partnership, AmGO III, Limited Partnership, First Reserve
                            Secured Energy Assets Fund, Limited Partnership, First
                            Reserve Fund V, Limited Partnership, First Reserve Fund
                            V-2, Limited Partnership, and First Reserve Fund VI,
                            Limited Partnership (collectively, the "First Reserve
                            Funds"), and First Reserve Corporation (incorporated by
                            reference to Exhibit 4.6 to the Company's Registration
                            Statement on Form S-4 (Registration No. 33-62195)).
          4.4            -- Letters dated January 29, 1997, adding William E.
                            Macaulay and John A. Hill, respectively, as parties to
                            the Stockholders Agreement.
          4.5            -- Indenture dated May 17, 1996, between the Company and
                            Bank of Montreal Trust Company, as Trustee (incorporated
                            by reference to Exhibit 4.1 to the Company's Current
                            Report on Form 8-K dated May 28, 1996 (File No. 1-7867)).
          4.6            -- Form of the Company's 7 1/4% Notes Due May 15, 2006
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Current Report on Form 8-K dated May 28, 1996
                            (File No. 1-7867)).
          4.7            -- Form of the Company's Common Stock certificate.

           10.1*           -- Amended and Restated Change of Control Agreements with James R. Burke, M.E. Eagles, Jon
                              Nicholson, Norman W. Nolen and H. Suzanne Thomas.
           10.2*           -- Indemnification Agreements with Thomas N. Amonett, William E. Greehey, Robert K. Moses,
                              Jr. and H. Suzanne Thomas (incorporated by reference to Exhibit 10.10 to the Company's
                              Form 10-K Annual Report for the year ended December 31, 1987 (File No. 1-7867)); Philip
                              Burguieres and Norman W. Nolen (incorporated by reference to Exhibit 10.4 to the
                              Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1991 (File No.
                              1-7867)); James R. Burke and John W. Johnson (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1991 (File No.
                              1-7867)); M.E. Eagles (incorporated by reference to Exhibit 10.8 to the Company's Form
                              10-K Annual Report for the year ended December 31, 1992 (File No. 1-7867)); John A.
                              Hill, William E. Macaulay, R. Rudolph Reinfrank and Roger M. Widmann (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867)); and Thomas J. Edelman and Jon Nicholson.
           10.3*           -- 1987 Stock Option Plan, as amended and restated.
           10.4*           -- 1991 Stock Option Plan, as amended and restated.
           10.5*           -- Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the
                              Company's Form 10-K Annual Report for the year ended December 31, 1990 (File No.
                              1-7867)) and First Amendment to Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended
                              December 31, 1994 (File No. 1-7867)).
           10.6*           -- Restricted Stock Incentive Plan, as amended and restated.
           10.7*           -- Executive Incentive Stock Bonus Plan, as amended.
           10.8*           -- Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No.
                              1-7867)); and First Amendment, Second Amendment and Third Amendment to Supplemental
                              Executive Retirement Plan.
           10.9*           -- Supplemental Savings Plan (incorporated by reference to Exhibit 10.11 to the Company's
                              Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)); and
                              First Amendment and Second Amendment to Supplemental Savings Plan.
           10.10*          -- Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No.
                              1-7867)).
           10.11*          -- Defer Compensation Plan for Non-Employee Directors (incorporated by reference to
                              Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31,
                              1994 (File No. 1-7867)).
           10.12*          -- Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No.
                              1-7867)).
           10.13*          -- Consulting Agreement dated October 5, 1995 between Weatherford Enterra, Inc. and D.
                              Dale Wood (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q
                              Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14*          -- Employment Agreement dated as of October 17, 1996 between
                            Weatherford Enterra, Inc. and Philip Burguieres.
         10.15*          -- Consulting Agreement dated as of July 26, 1996 between
                            Thomas N. Amonett and Weatherford Enterra, Inc.; and
                            First Amendment to Consulting Agreement dated as of
                            January 1, 1997.
         21              -- Subsidiaries of the Company
         23              -- Consent of Independent Public Accountants
         27              -- Article 5 Financial Data Schedule

---------------

* Management contract or compensatory plan or arrangement

     The Company will furnish to the Commission upon request a copy of each other instrument with respect to the long-term debt of the Company and its subsidiaries that defines the rights of holders of such debt or includes provisions that provide for cross default under such instruments.

     The Company will furnish a copy of any exhibit described above to the beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that as of March 31, 1997, the record date for the Company's 1997 Annual Meeting of Stockholders, such beneficial holder is entitled to vote at such meeting, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

(b) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.

                                            WEATHERFORD ENTERRA, INC.

                                            By:     /s/ THOMAS N. AMONETT
                                              ----------------------------------
                                                      Thomas N. Amonett
                                                     Acting President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ THOMAS N. AMONETT                  Acting President and Chief       March 25, 1997
-----------------------------------------------------    Executive Officer (Principal
                 (Thomas N. Amonett)                     Executive Officer)

                 /s/ NORMAN W. NOLEN                   Senior Vice President, Chief     March 25, 1997
-----------------------------------------------------    Financial Officer and
                  (Norman W. Nolen)                      Treasurer (Principal
                                                         Financial and Accounting
                                                         Officer)

                /s/ PHILIP BURGUIERES                  Chairman of the Board and        March 25, 1997
-----------------------------------------------------    Director
                 (Philip Burguieres)

                /s/ THOMAS J. EDELMAN                  Director                         March 25, 1997
-----------------------------------------------------
                 (Thomas J. Edelman)

               /s/ WILLIAM E. GREEHEY                  Director                         March 25, 1997
-----------------------------------------------------
                (William E. Greehey)

                  /s/ JOHN A. HILL                     Director                         March 25, 1997
-----------------------------------------------------
                   (John A. Hill)

                 /s/ JOHN W. JOHNSON                   Director                         March 25, 1997
-----------------------------------------------------
                  (John W. Johnson)

               /s/ WILLIAM E. MACAULAY                 Director                         March 25, 1997
-----------------------------------------------------
                (William E. Macaulay)

              /s/ ROBERT K. MOSES, JR.                 Director                         March 25, 1997
-----------------------------------------------------
               (Robert K. Moses, Jr.)

              /s/ R. RUDOLPH REINFRANK                 Director                         March 25, 1997
-----------------------------------------------------
               (R. Rudolph Reinfrank)

                /s/ ROGER M. WIDMANN                   Director                         March 25, 1997
-----------------------------------------------------
                 (Roger M. Widmann)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          2.1            -- Agreement and Plan of Merger dated as of June 23, 1995, as amended by Amendment No. 1 to Agreement and Plan of
                            Merger dated as of August 28, 1995, between Weatherford
                            International Incorporated and Enterra Corporation
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-4
                            (Registration No. 33-62195)).
          2.2            -- Amendment No. 2 to Agreement and Plan of Merger dated as of October 5, 1995, between Weatherford International
                            Incorporated and Enterra Corporation (incorporated by
                            reference to Exhibit 2.2 to the Company's Current Report
                            on Form 8-K dated October 5, 1995 (File No. 1-7867)).
          2.3            -- Agreement dated as of September 20, 1995, among Zapata
                            Corporation, Energy Industries, Inc., Zapata Energy
                            Industries, L.P., Enterra Corporation and Enterra
                            Compression Company (incorporated by reference to Exhibit
                            2 to Enterra Corporation's Current Report on Form 8-K
                            dated October 2, 1995 (File No. 1-8153)).
          3.1            -- Corrected Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995 (File No. 1-7867)).
          3.2            -- Amended and Restated Bylaws of the Company.
          4.1            -- Credit Agreement dated as of October 5, 1995 among
                            Weatherford Enterra, Inc., Weatherford Enterra U.S.,
                            Inc., Weatherford/Lamb, Inc., Bank of America Illinois,
                            as Documentation Agent, Texas Commerce Bank National
                            Association, as Administrative Agent, Credit Lyonnais New
                            York Branch, ABN Amro Bank, N.V., Bank of Montreal, First
                            Interstate Bank of Texas, N.A., Arab Banking Corporation
                            (B.S.C.) and the financial institutions listed on the
                            signature pages thereto (incorporated by reference to
                            Exhibit 4.1 to the Company's Form 10-Q Quarterly Report
                            for the quarter ended September 30, 1995 (File No.
                            1-7867)).
          4.2            -- First Amendment to Credit Agreement dated as of December
                            29, 1995 among Weatherford Enterra, Inc., Weatherford
                            Enterra U.S., Inc., Weatherford/Lamb, Inc., Weatherford
                            Enterra U.S., Limited Partnership, Bank of America
                            Illinois, as Documentation Agent, Texas Commerce Bank
                            National Association, as Administrative Agent, Credit
                            Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of
                            Montreal, First Interstate Bank of Texas, N.A., Arab
                            Banking Corporation (B.S.C.) and the financial
                            institutions listed on the signature pages thereto
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995 (File No. 1-7867)).
          4.3            -- Agreement dated as of June 23, 1995, as amended as of
                            August 28, 1995 (the "Stockholders Agreement"), among
                            Weatherford International Incorporated and American Gas &
                            Oil Investors, Limited Partnership, AmGO II, Limited
                            Partnership, AmGO III, Limited Partnership, First Reserve
                            Secured Energy Assets Fund, Limited Partnership, First
                            Reserve Fund V, Limited Partnership, First Reserve Fund
                            V-2, Limited Partnership, and First Reserve Fund VI,
                            Limited Partnership (collectively, the "First Reserve
                            Funds"), and First Reserve Corporation (incorporated by
                            reference to Exhibit 4.6 to the Company's Registration
                            Statement on Form S-4 (Registration No. 33-62195)).
          4.4            -- Letters dated January 29, 1997, adding William E.
                            Macaulay and John A. Hill, respectively, as parties to
                            the Stockholders Agreement.

            4.5            -- Indenture dated May 17, 1996, between the Company and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
                              Form 8-K dated May 28, 1996 (File No. 1-7867)).
            4.6            -- Form of the Company's 7 1/4% Notes Due May 15, 2006 (incorporated by reference to
                              Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 28, 1996 (File No.
                              1-7867)).
            4.7            -- Form of the Company's Common Stock certificate.
           10.1*           -- Amended and Restated Change of Control Agreements with James R. Burke, M.E. Eagles, Jon
                              Nicholson, Norman W. Nolen and H. Suzanne Thomas.
           10.2*           -- Indemnification Agreements with Thomas N. Amonett, William E. Greehey, Robert K. Moses,
                              Jr. and H. Suzanne Thomas (incorporated by reference to Exhibit 10.10 to the Company's
                              Form 10-K Annual Report for the year ended December 31, 1987 (File No. 1-7867)); Philip
                              Burguieres and Norman W. Nolen (incorporated by reference to Exhibit 10.4 to the
                              Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1991 (File No.
                              1-7867)); James R. Burke and John W. Johnson (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K Annual Report for the year ended December 31, 1991 (File No.
                              1-7867)); M.E. Eagles (incorporated by reference to Exhibit 10.8 to the Company's Form
                              10-K Annual Report for the year ended December 31, 1992 (File No. 1-7867)); John A.
                              Hill, William E. Macaulay, R. Rudolph Reinfrank and Roger M. Widmann (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867)); and Thomas J. Edelman and Jon Nicholson.
           10.3*           -- 1987 Stock Option Plan, as amended and restated.
           10.4*           -- 1991 Stock Option Plan, as amended and restated.
           10.5*           -- Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the
                              Company's Form 10-K Annual Report for the year ended December 31, 1990 (File No.
                              1-7867)) and First Amendment to Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K Annual Report for the year ended
                              December 31, 1994 (File No. 1-7867)).
           10.6*           -- Restricted Stock Incentive Plan, as amended and restated.
           10.7*           -- Executive Incentive Stock Bonus Plan, as amended.
           10.8*           -- Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No.
                              1-7867)); and First Amendment, Second Amendment and Third Amendment to Supplemental
                              Executive Retirement Plan.
           10.9*           -- Supplemental Savings Plan (incorporated by reference to Exhibit 10.11 to the Company's
                              Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)); and
                              First Amendment and Second Amendment to Supplemental Savings Plan.
           10.10*          -- Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31, 1992 (File No.
                              1-7867)).
           10.11*          -- Defer Compensation Plan for Non-Employee Directors (incorporated by reference to
                              Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31,
                              1994 (File No. 1-7867)).

           10.12*          -- Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No.
                              1-7867)).
           10.13*          -- Consulting Agreement dated October 5, 1995 between Weatherford Enterra, Inc. and D.
                              Dale Wood (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q
                              Quarterly Report for the quarter ended September 30, 1995 (File No. 1-7867)).
           10.14*          -- Employment Agreement dated as of October 17, 1996 between Weatherford Enterra, Inc. and
                              Philip Burguieres.
           10.15*          -- Consulting Agreement dated as of July 26, 1996 between Thomas N. Amonett and
                              Weatherford Enterra, Inc.; and First Amendment to Consulting Agreement dated as of
                              January 1, 1997.
           21              -- Subsidiaries of the Company
           23              -- Consent of Independent Public Accountants
           27              -- Article 5 Financial Data Schedule

---------------

* Management contract or compensatory plan or arrangement