Form 10-K/A
period 1996-12-31
WEATHERFORD ENTERRA INC
filed 1997-04-23
CIK 29302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                 AMENDMENT NO. 1
                                  TO FORM 10-K
                                 ON FORM 10-K/A

                               ------------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM ______ TO _______

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

 1360 POST OAK BOULEVARD, SUITE 1000
           HOUSTON, TEXAS                                           77056
(Address of principal executive offices)                          (Zip Code)
                                 (713) 439-9400
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Common Stock, $.10 par value                New York Stock Exchange

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

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

      This Amendment No. 1 to Form 10-K on Form 10-K/A amends the Form 10-K of Weatherford Enterra, Inc. for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 25, 1997 (the "Form 10-K"). Item 13 of the Form 10-K is amended by adding the financial statements of the Weatherford Enterra, Inc. Employee Stock Purchase Plan, which are set forth on the following pages, as permitted by Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weatherford Enterra, Inc.:

      We have audited the accompanying statements of net assets of the Weatherford Enterra, Inc. Employee Stock Purchase Plan as of December 31, 1996 and 1995, and the related statements of changes in net assets for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the plan administrative committee. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the plan administrative committee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of the Weatherford Enterra, Inc. Employee Stock Purchase Plan as of December 31, 1996 and 1995, and the changes in net assets for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
April 18, 1997

                            WEATHERFORD ENTERRA, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                            STATEMENTS OF NET ASSETS

                           DECEMBER 31, 1996 AND 1995

                                                         1996          1995
                                                      ---------     ---------
                                     ASSETS

Common Stock of Weatherford Enterra, Inc.,
   at quoted market value - 17,782 shares
  (cost $420,636) and 15,840 shares
  (cost $302,331), respectively.....................  $ 533,460     $ 457,380
                                                      ---------     ---------


Contributions receivable -
   Company..........................................     11,781         4,509
   Participants.....................................     23,568        13,546
                                                      ---------     ---------
                                                         35,349        18,055
                                                      ---------     ---------
Cash and cash equivalents...........................      2,039         1,899
                                                      ---------     ---------

     Total Assets...................................    570,848       477,334
                                                      ---------     ---------

                                   LIABILITIES


Other...............................................        --         (4,110)
                                                      ---------     ---------

   Net Assets.......................................  $ 570,848     $ 473,224
                                                      =========     =========

   The accompanying notes are an integral part of these financial statements.

                            WEATHERFORD ENTERRA, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                                 1996         1995       1994
                                                 ----         ----       ----

Realized net gain on the sale or distribution
  of Weatherford Enterra, Inc. Common Stock.   $ 90,037   $  19,822   $  91,105

Changes in unrealized appreciation of
  Weatherford Enterra, Inc. Common Stock....    (42,225)    121,703    (124,644)

Contributions:
  Company...................................     88,386      47,702      44,544
  Participants..............................    205,159     143,262     133,651

Interest income.............................        152         159          82

Withdrawals by participants:
  Common Stock, at market value.............   (243,636)   (148,063)   (151,123)
  Cash......................................       (249)        (56)       (165)
                                             ----------  ----------   ---------

Increase (decrease) in net assets...........     97,624     184,529      (6,550)

Net Assets, at beginning of year............    473,224     288,695     295,245
                                             ----------  ----------   ---------

Net Assets, at end of year..................  $ 570,848   $ 473,224   $ 288,695
                                             ==========  ==========   =========

     The accompanying notes are an integral part of these financial statements.

                            WEATHERFORD ENTERRA, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                          NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

      BASIS OF ACCOUNTING. The accompanying financial statements of the Weatherford Enterra, Inc. Employee Stock Purchase Plan (the "Plan") have been prepared on the accrual basis of accounting. The Plan's investment in the common stock (the "Common Stock") of Weatherford Enterra, Inc. (the "Company") is reported at quoted market value.

      On October 5, 1995, Weatherford International Incorporated completed a merger with Enterra Corporation and changed its name to "Weatherford Enterra, Inc." Contemporaneous with the Enterra merger, the Company effected a one-for-two reverse stock split of its Common Stock. In this report, all per share amounts and numbers of shares of Common Stock have been restated to reflect the reverse stock split.

      PARTICIPANT ACCOUNTS. Texas Commerce Bank N.A., Trustee for the Plan (the "Trustee"), maintains a separate account for each participating employee. The Trustee allocates to each account the number of shares of the Company's Common Stock purchased with contributions credited to such account. The Plan included 180 and 114 active participants as of December 31, 1996 and 1995, respectively.

      COMMON STOCK VALUATION. The Common Stock is reflected in the accompanying financial statements at quoted market value, as listed on the national securities exchange on which the Common Stock is traded. The changes in the difference between the quoted market value and the cost of shares not withdrawn are reported as changes in unrealized appreciation (depreciation) in the Statements of Changes in Net Assets (see Note 4). Realized net gains on the sale or distribution of Common Stock are reported based on actual cost (see Note 3).

      EXPENSES. The expenses of the Plan, except transfer taxes and other expenses paid by participating employees on withdrawals, are paid by the Company. With respect to purchases of Common Stock on the open market, if any, brokerage fees are paid by the Company.

(2)   PROVISIONS OF THE PLAN -

      GENERAL. The Plan was established for the purpose of affording eligible employees of the Company and its subsidiaries an opportunity to regularly and systematically invest in the Company's Common Stock.

      ADMINISTRATION . The Plan is administered by a committee (the "Administrative Committee") of not less than three persons appointed from time to time by the Board of Directors of the Company.

      ELIGIBILITY. Subject to certain restrictions imposed by foreign countries in which the Company maintains offices, every full-time non-U.S. employee and every full-time U.S. employee not eligible for the Company's 401(k) Savings Plan are eligible to participate in the Plan after completing one year of active continuous service.

      PARTICIPANT CONTRIBUTIONS. An eligible employee may contribute by payroll deductions two to six percent of base salary, but in no event less than $20 per month or more than $500 per month.

      COMPANY CONTRIBUTIONS. Through June 30, 1996, the Company contributed an amount equal to 33 1/3 percent of each participant's contribution. Effective July 1, 1996, this percentage was changed to 50%. Participants vest immediately in both their contributions to the Plan and all Company contributions made on their behalf.

      THE TRUSTEE AND PURCHASES OF COMMON STOCK. The Trustee maintains custody of the Plan's assets and uses the participant's payroll deductions, the Company's contributions and cash dividends received to purchase Common Stock of the Company. The Company has not declared or paid any dividends on its Common Stock since December 1982. The Company's Common Stock may be purchased on the open market or from the Company by the Trustee at a price equal to the closing price of the Common Stock on the national securities exchange on which the Common Stock is listed.

      WITHDRAWALS AND TERMINATION OF EMPLOYMENT. Participating employees may withdraw part or all of the whole shares of Common Stock in their account as of March 31 of any calendar year after giving written notice prior to March 1. Cash in lieu of fractional shares and any other credits will also be paid to the withdrawing employee. On termination of employment, a distribution will be made to the employee, or, in the case of death, to the persons entitled thereto, of all shares of Common Stock and cash adjustments as described above.

      FEDERAL INCOME TAX CONSEQUENCES. The Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Subject to differing tax consequences imposed by foreign countries in which the Company maintains offices, amounts contributed by an employee to the Plan through payroll deductions and amounts contributed by the Company are treated as part of the employee's salary or wages, which are subject to withholding taxes and are taxed, with the rest of the employee's compensation, as ordinary income. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

      AMENDMENT, SUSPENSION AND TERMINATION. Although the Company has not expressed an intent to do so, it has the right to suspend or terminate any or all provisions of the Plan at any time, except that no such action shall be taken which will, in the Administrative Committee's judgment, retroactively adversely affect the rights of participants.

(3)   REALIZED NET GAINS -

      The following table sets forth the realized net gain calculated on the sale or distribution of Weatherford Enterra, Inc. Common Stock:

                                                  1996        1995        1994
                                                  ----        ----        ----
Sale or distribution of Common Stock
     at market                                $  243,885   $ 148,119   $ 151,288
Less: Sale or distribution of Common Stock
     at cost                                     153,848     128,297      60,183
                                              ----------   ---------   ---------

Realized net gain                             $   90,037   $  19,822   $  91,105
                                              ==========   =========   =========

(4) CHANGES IN UNREALIZED APPRECIATION -

    The changes in unrealized appreciation of Common Stock are as follows:

                                                 1996        1995       1994
                                                 ----        ----       ----
      Unrealized appreciation
         at end of year.....................   $112,824    $155,049   $  33,346

      Less:  Unrealized appreciation
         at beginning of year...............    155,049      33,346     157,990
                                               --------    --------   ---------

      Changes in unrealized
         appreciation.......................   $(42,225)   $121,703   $(124,644)
                                               =========   ========   ==========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 1997.


                                       WEATHERFORD ENTERRA, INC.


                                   By: /s/   THOMAS N. AMONETT
                                             Thomas N. Amonett
                                   Acting President and Chief Executive Officer