Form 10-Q
period 1997-03-31
WEATHERFORD ENTERRA INC
filed 1997-05-15
CIK 29302

--------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
(Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

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

                             1360 POST OAK BOULEVARD
                                   SUITE 1000
                                 HOUSTON, TEXAS
                                   77056-3098
                    (Address of principal executive offices)
                                   (Zip code)

                                 (713) 439-9400
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

There were 52,297,764 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 30, 1997.

                                 (Page 1 of 12)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                    MARCH 31,      DECEMBER 31,
                                                      1997             1996
                                                  ------------     ------------
                                                   (Unaudited)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................    $     29,749     $     33,029
   Receivables, net of allowance of
     $17,972 and $16,241 .....................         287,814          272,816
   Inventories, net of allowance of
     $22,171 and $21,261 .....................         171,214          163,302
   Deferred tax and other current assets .....          41,209           36,287
                                                  ------------     ------------
      Total current assets ...................         529,986          505,434
                                                  ------------     ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST .......       1,238,538        1,254,686
   Less -- Accumulated depreciation ..........         695,372          693,496
                                                  ------------     ------------
                                                       543,166          561,190
GOODWILL, NET ................................         285,956          290,474
                                                  ------------     ------------
OTHER ASSETS .................................          39,412           40,625
                                                  ------------     ------------
                                                  $  1,398,520     $  1,397,723
                                                  ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt and current portion
      of long-term debt ......................    $     29,845     $     24,508
   Accounts payable ..........................          54,326           65,713
   Accrued income taxes ......................          22,065           17,427
   Other accrued liabilities .................         108,023          103,711
                                                  ------------     ------------
      Total current liabilities ..............         214,259          211,359
                                                  ------------     ------------
LONG-TERM DEBT ...............................         273,746          291,266
                                                  ------------     ------------
DEFERRED TAX LIABILITIES .....................          34,672           34,728
                                                  ------------     ------------
OTHER LONG-TERM LIABILITIES ..................          16,893           18,010
                                                  ------------     ------------
MINORITY INTERESTS ...........................             767              752
                                                  ------------     ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par; shares
      authorized 1,000,000; none issued ......            --               --
   Common stock, $.10 par; shares
      authorized 80,000,000; issued
      52,321,457 and 52,172,796 ..............           5,232            5,217
   Paid-in capital ...........................         642,564          639,679
   Retained earnings .........................         223,268          200,316
   Cumulative translation adjustment .........         (11,953)          (2,768)
   Treasury stock, 31,050 and 28,269 shares,
      at cost ................................            (928)            (836)
                                                  ------------     ------------
      Total stockholders' equity .............         858,183          841,608
                                                  ------------     ------------
                                                  $  1,398,520     $  1,397,723
                                                  ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
REVENUES:
   Services and rentals ..........................  $    201,317   $    162,075
   Products ......................................        65,796         56,766
                                                    ------------   ------------
      Total revenues .............................       267,113        218,841
                                                    ------------   ------------
COSTS AND EXPENSES:
   Cost of services and rentals ..................       136,754        116,977
   Cost of products ..............................        44,817         41,545
   Selling, general and administrative expenses ..        36,190         33,314
   Research and development ......................         2,774          1,715
   Equity in earnings of unconsolidated affiliates          (509)          (501)
   Foreign currency loss (gain), net .............           393            (19)
   Other expense, net ............................         5,812          2,026
                                                    ------------   ------------
      Total costs and expenses ...................       226,231        195,057
                                                    ------------   ------------
OPERATING INCOME .................................        40,882         23,784

   Interest expense ..............................         6,134          5,072
   Interest income ...............................          (701)          (569)
                                                    ------------   ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS         35,449         19,281

   Income tax provision ..........................        12,470          5,825
   Minority interests ............................            27            (21)
                                                    ------------   ------------
NET INCOME .......................................  $     22,952   $     13,477
                                                    ============   ============
Weighted average common and common equivalent
   shares outstanding ............................        52,567         51,334
                                                    ============   ============
INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE ..............................  $       0.44   $       0.26
                                                    ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                           (UNAUDITED - IN THOUSANDS)

                                                                      CUMULATIVE
                                          COMMON  PAID-IN   RETAINED  TRANSLATION  TREASURY
                                          STOCK   CAPITAL   EARNINGS  ADJUSTMENT    STOCK       TOTAL
                                          ------  --------  --------  ----------   --------   ---------
BALANCE, DECEMBER 31, 1996 .............  $5,217  $639,679  $200,316  $   (2,768)  $   (836)  $ 841,608

  Shares issued under employee
    benefit plans ......................    --         107      --          --         --           107
  Stock grants and options exercised ...      15     2,778      --          --          (92)      2,701
  Currency translation adjustment ......    --        --        --        (9,185)      --        (9,185)
  Net income ...........................    --        --      22,952        --         --        22,952
                                          ------  --------  --------  ----------   --------   ---------
BALANCE, MARCH 31, 1997 ................  $5,232  $642,564  $223,268  $  (11,953)  $   (928)  $ 858,183
                                          ======  ========  ========  ==========   ========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
NET INCOME .......................................  $     22,952   $     13,477
Income items not requiring (providing) cash:
     Depreciation and amortization ...............        27,378         25,404
     Gain on sales of assets .....................        (2,836)        (3,130)
     Deferred income tax provision (benefit) .....           453         (1,746)
     Other non-cash items, net ...................           409         (1,056)
     Increase (decrease) in cash from changes
       in operating accounts:
          Receivables, net .......................       (20,150)       (11,942)
          Inventories, net .......................       (11,476)        (7,679)
          Prepayments and other ..................         6,987          2,442
          Accounts payable and accrued liabilities        (3,560)       (17,149)
          Other long-term liabilities ............          (748)        (1,188)
                                                    ------------   ------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..        19,409         (2,567)
                                                    ------------   ------------
Purchases of property, plant and equipment .......       (23,018)       (28,782)
Proceeds from sale of businesses .................          --            9,322
Proceeds from sales of assets ....................         7,503          8,057
Other net cash flows from investing activities ...           305          6,407
                                                    ------------   ------------
CASH USED IN INVESTING ACTIVITIES ................       (15,210)        (4,996)
                                                    ------------   ------------
Borrowings under credit facilities ...............         7,069         17,499
Repayment of borrowings ..........................       (18,657)       (24,971)
Net cash flows from currency hedging transactions          2,409            381
Proceeds from sale of stock to employee
  benefit plans and stock option exercises .......         2,900          2,909
                                                    ------------   ------------
CASH USED IN FINANCING ACTIVITIES ................        (6,279)        (4,182)
                                                    ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........        (1,200)           465
                                                    ------------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS ............        (3,280)       (11,280)

CASH AND CASH EQUIVALENTS, beginning of period ...        33,029         32,800
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, end of period .........  $     29,749   $     21,520
                                                    ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest ....................................  $      1,659   $      4,721
     Income taxes, net of refunds received .......         3,970          2,469

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

      It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. No significant accounting changes have occurred during the three months ended March 31, 1997.

(2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data. The adoption of SFAS 128 is not expected to have a material impact on the Company's financial statements.

(3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):

                                               MARCH 31,   DECEMBER 31,
                                                 1997          1996
                                             ------------  ------------
        Spare parts and components ........  $     45,831  $     41,068
        Raw materials .....................        29,859        28,734
        Work in process ...................        29,058        26,902
        Finished goods ....................        66,466        66,598
                                             ------------  ------------
                                             $    171,214  $    163,302
                                             ============  ============

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Certain of the statements which follow represent forward-looking information. These forward-looking statements, including without limitation statements with respect to the Company's future results of operations, financial condition, capital resources and industry condition, are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be significantly impacted by various factors described herein and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. These factors include, without limitation, market prices and worldwide demand for oil and natural gas, oil and natural gas exploration and production activity, and general economic and political conditions. There can be no assurance that anticipated developments will occur.

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

                              RESULTS OF OPERATIONS

      A summary of operating results by business segment is shown below:

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
               REVENUES:
Oilfield services ........................      $    146,192       $    119,295
Oilfield products ........................            41,009             27,021
Gas compression ..........................            44,836             33,643
Other businesses .........................            35,076             38,882
                                                ------------       ------------
     Total ...............................      $    267,113       $    218,841
                                                ============       ============
               OPERATING INCOME:
Oilfield services ........................      $     32,282       $     20,384
Oilfield products ........................             7,071              2,927
Gas compression ..........................             3,235              2,625
Other businesses .........................             1,415                431
Corporate ................................            (3,121)            (2,583)
                                                ------------       ------------
     Total ...............................      $     40,882       $     23,784
                                                ============       ============

      OILFIELD SERVICES. Oilfield services operations are located worldwide near oil and gas producing regions and consist of oilfield equipment rental, certain downhole services including fishing and milling services, and tubular running services including the installation of casing and tubing and the maintenance of drill pipe and tubing.

      During the first quarter of 1997, revenues increased 23% to $146.2 million compared to the first quarter of 1996. U.S. service revenues increased 33% to $70.7 million, while international revenues increased 14% to $75.4 million as a result of improvement in virtually every region. The improvement in U.S. services is attributable to a 20% increase in the average drilling rig count compared to the first quarter of 1996, as well as price increases announced by the Company in August 1996 which affect most U.S. services and rentals. Internationally, Canada experienced a 17% increase in average drilling rig count compared to the first quarter of 1996, while the average drilling rig count for other international locations increased 3%. International service revenues also benefitted from improved downhole service and rental activity in the North Sea, the introduction of fishing and other downhole services into certain markets in North and West Africa and Latin America during 1996, and new downhole services contracts in the Middle East. Operating income for the first quarter of 1997 increased 58% to $32.3 million compared to the first quarter of 1996, primarily as a result of the increased revenues, cost savings achieved from the higher levels of activity and efficiencies resulting from consolidating the operations of the Company and Enterra Corporation ("Enterra"), which was acquired in October 1995. These increases were partially offset by additional costs incurred to introduce fishing and other downhole services into the markets discussed above.

      OILFIELD PRODUCTS. The oilfield products segment includes the manufacture, sale and service of cementation products, liner hangers, gas lift equipment and equipment for resale and used internally to provide oilfield services. The Company acquired the business and assets of Nodeco AS, a Norwegian liner hanger manufacturer, and Aarbakke AS (collectively "Nodeco") in May 1996.

      During the first quarter of 1997, revenues increased 52% to $41.0 million compared to the first quarter of 1996, reflecting improved operating results from all manufacturing businesses. Nodeco contributed $8.1 million, or 58%, of the revenue increase. Cementation product sales improved significantly during the first quarter of 1997 primarily reflecting increased market share and increased drilling activity worldwide. Operating income for the first quarter of 1997 increased 142% to $7.1 million compared to the first quarter of 1996, primarily as a result of the higher level of revenues combined with manufacturing efficiencies achieved as a result of the higher volume of product sales.

      GAS COMPRESSION. The gas compression segment includes manufacturing, packaging, renting, selling and providing parts and services for reciprocating gas compressor units ranging in size from 26 to 7200 horsepower.

      Revenues increased 33% to $44.8 million during the first quarter of 1997 as compared to 1996, reflecting higher sales volumes of packaged units and expansion of the Company's rental fleet. Operating income improved 23% to $3.2 million compared to the first quarter of 1996 as a result of the increased revenues, partially offset by lower margins achieved on certain packaged compressor sales in Canada due to pricing pressure.

      OTHER BUSINESSES. The Company has several non-core businesses that it has either sold or announced its intention to sell. Such businesses include Barber Industries Limited, Enterra Patco Oilfield Products, Inc., and Arrow Completion Systems, Inc., each of which was sold in 1996; and CRC-Evans Pipeline International, Inc. ("CRC- Evans"), the American Aero Cranes division and Total Engineering Services Team, Inc. A definitive agreement for the sale of CRC-Evans was entered into in December, and negotiations for the remaining two transactions are ongoing. All three transactions are expected to close in the second or third quarter of 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 13.5% in the first quarter of 1997 from 15.2% in the first quarter of 1996, primarily as a result of cost efficiencies achieved in consolidating the operations of Enterra into the Company.

      RESEARCH AND DEVELOPMENT. Research and development costs of $2.8 million in the first quarter of 1997 increased 62% compared to the first quarter of 1996. The increases primarily reflected the expansion of the Company's operations and development activities to support its three principal business segments.

      EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. The Company's equity in the earnings of these affiliates was $509,000 in the first quarter of 1997 compared to $501,000 in the first quarter of 1996. The Company received cash dividends from its 50% or less-owned affiliates totaling approximately $245,000 and $392,000 in the first quarter of 1997 and 1996, respectively.

      FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded a net foreign currency loss of $393,000 in the first quarter of 1997 compared to a net $19,000 gain in the first quarter of 1996.

      OTHER EXPENSE, NET. Other expense, net, increased to $5.8 million in the first quarter of 1997 compared to $2.0 million in the first quarter of 1996. The increase was attributable to several factors, including estimated losses recorded in 1997 related to the sales of non-core businesses, lower gains on sales of assets and higher goodwill amortization as a result of the Nodeco acquisition.

      INTEREST. Net interest expense increased to $5.4 million in the first quarter of 1997 compared to $4.5 million in the first quarter of 1996, primarily as a result of higher average debt balances outstanding. The increased indebtedness primarily related to the acquisition of Nodeco in May 1996.

      INCOME TAXES. Income tax expense as a percentage of income before income taxes was 35% in the first quarter of 1997 compared to 30% in the first quarter of 1996. The lower effective rate in 1996 primarily resulted from the reversal in 1996 of valuation allowances on certain deferred tax assets, primarily U.S. net operating loss carryforwards and general business credit carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations provided cash of $19.4 million during the first three months of 1997 compared to using cash of $2.6 million during the first three months of 1996, primarily as a result of improved operating activity. Net income before depreciation and amortization of $50.3 million in the first three months of 1997 increased $11.4 million when compared to the same period in 1996. Changes in working capital and other operating accounts used cash of $28.9 million during the first three months of 1997 compared to $35.5 million in the same period of 1996. Working capital increased to $315.7 million at March 31, 1997 compared to $294.1 million at December 31, 1996. Capital expenditures decreased to $23.0 million during the three months ended March 31, 1997 compared to $28.8 million for the same period in 1996.

      The Company's consolidated indebtedness decreased to $303.6 million at March 31, 1997 from $315.8 million at December 31, 1996. The Company's ratio of total debt to total capitalization was 26% at March 31, 1997 compared to 27% at December 31, 1996.

      The Company has $200 million of publicly-held 7 1/4% notes due May 15, 2006 (the "7 1/4% Notes"). Interest on the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year.

      The Company also has bank credit facilities (the "Facilities") consisting of a $200 million term loan (the "Term Loan") and a $200 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan is payable in equal quarterly installments through September 20, 2001. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding under the Facilities accrue interest at a variable rate ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's ratio of total debt to total capitalization. The applicable interest rate on amounts outstanding at March 31, 1997 was 5.9%. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's ratio of total debt to total capitalization, is payable quarterly on the unused portion of the Revolving Credit Facility. The Facilities agreement requires the Company to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 40%, and limits the Company's ability to incur indebtedness, make investments and dispose of assets. At March 31, 1997, the balance outstanding under the Term Loan was $83.3 million, and the Company had $200 million available to borrow under the Revolving Credit Facility and $15.0 million available for borrowing under working capital facilities of certain of its domestic and international subsidiaries. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $22.0 million of letters of credit and bid and performance bonds outstanding at March 31, 1997.

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

      The Company occasionally enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $2.4 million and $0.4 million during the first three months of 1997 and 1996, respectively.

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

      Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government or international sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, and parts of the Middle East and Latin America, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

      The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   Exhibits

            27    Article 5 Financial Data Schedule

      (B)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEATHERFORD ENTERRA, INC.
                                    (Registrant)

Date: MAY 15, 1997                  BY: NORMAN W. NOLEN
                                        NORMAN W. NOLEN
                                        Senior Vice President, Chief Financial
                                        Officer & Treasurer