Form 10-Q
period 1997-06-30
WEATHERFORD ENTERRA INC
filed 1997-08-14
CIK 29302

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

                  For the quarterly period ended JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ].

There were 54,454,430 shares of Common Stock, $.10 par value, of the registrant outstanding as of July 31, 1997.

                                   (Page 1 of 14)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                     -----------    -----------
                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................   $    33,232    $    33,029
   Receivables, net of allowance of
     $17,898 and $16,241 .........................       265,431        272,816
   Inventories, net of allowance of
     $20,661 and $21,261 .........................       164,937        163,302
   Deferred tax and other current assets .........        37,334         36,287
                                                     -----------    -----------
     Total current assets ........................       500,934        505,434
                                                     -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST ...........     1,206,649      1,254,686
   Less -- Accumulated depreciation ..............       672,708        693,496
                                                     -----------    -----------
                                                         533,941        561,190
                                                     -----------    -----------
GOODWILL, NET ....................................       270,519        290,474
                                                     -----------    -----------
OTHER ASSETS .....................................        41,348         40,625
                                                     -----------    -----------
                                                     $ 1,346,742    $ 1,397,723
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt and current portion
     of long-term debt ...........................   $     7,293    $    24,508
   Accounts payable ..............................        52,595         65,713
   Accrued income taxes ..........................        28,365         17,427
   Other accrued liabilities .....................        94,746        103,711
                                                     -----------    -----------
     Total current liabilities ...................       182,999        211,359
                                                     -----------    -----------
LONG-TERM DEBT ...................................       228,740        291,266
                                                     -----------    -----------
DEFERRED TAX LIABILITIES .........................        34,875         34,728
                                                     -----------    -----------
OTHER LONG-TERM LIABILITIES ......................        14,687         18,010
                                                     -----------    -----------
MINORITY INTERESTS ...............................           722            752
                                                     -----------    -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par; shares
     authorized 1,000,000; none issued ...........          --             --
   Common stock, $.10 par; shares
     authorized 80,000,000; issued
     52,457,246 and 52,172,796 ...................         5,246          5,217
   Paid-in capital ...............................       644,505        639,679
   Retained earnings .............................       250,063        200,316
   Cumulative translation adjustment .............       (14,167)        (2,768)
   Treasury stock, 31,050 and 28,269
     common shares, at cost ......................          (928)          (836)
                                                     -----------    -----------
     Total stockholders' equity ..................       884,719        841,608
                                                     -----------    -----------
                                                     $ 1,346,742    $ 1,397,723
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                           ENDED JUNE 30,             ENDED JUNE 30,
                                        --------------------       ------------------
                                          1997        1996          1997         1996
                                       ---------    ---------    ---------    ---------
REVENUES:
   Services and rentals ............   $ 204,817    $ 174,938    $ 406,134    $ 337,013
   Products ........................      62,018       58,844      127,814      115,610
                                       ---------    ---------    ---------    ---------
     Total revenues ................     266,835      233,782      533,948      452,623
                                       ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
   Cost of services and rentals ....     139,144      126,787      275,898      243,764
   Cost of products ................      39,870       44,268       84,687       85,813
   Selling, general and
     administrative expenses .......      35,622       33,584       71,812       66,898
   Research and development ........       2,195        1,568        4,969        3,283
   Equity in earnings of
     unconsolidated affiliates .....        (543)        (855)      (1,052)      (1,356)
   Foreign currency (gain) loss, net         (93)        (483)         300         (502)
   Other expense, net ..............       4,620        1,977       10,432        4,003
                                       ---------    ---------    ---------    ---------
     Total costs and expenses ......     220,815      206,846      447,046      401,903
                                       ---------    ---------    ---------    ---------
OPERATING INCOME ...................      46,020       26,936       86,902       50,720

   Interest expense ................       5,396        5,465       11,530       10,537
   Interest income .................        (561)        (421)      (1,262)        (990)
                                       ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES
   AND MINORITY INTERESTS ..........      41,185       21,892       76,634       41,173
   Income tax provision ............      14,393        6,963       26,863       12,788
   Minority interests ..............          (3)          31           24           10
                                       ---------    ---------    ---------    ---------
NET INCOME .........................   $  26,795    $  14,898    $  49,747    $  28,375
                                       =========    =========    =========    =========
Weighted average common and common
   equivalent shares outstanding ...      52,630       52,082       52,599       51,791
                                       =========    =========    =========    =========
INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE .........   $    0.51    $    0.29    $    0.95    $    0.55
                                       =========    =========    =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                        WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                (UNAUDITED - IN THOUSANDS)

                                                                          CUMULATIVE
                                       COMMON     PAID-IN     RETAINED   TRANSLATION  TREASURY
                                        STOCK     CAPITAL     EARNINGS    ADJUSTMENT   STOCK       TOTAL
                                        ------    --------    --------   -----------   -----     ---------
BALANCE, DECEMBER 31, 1996 .........    $5,217    $639,679    $200,316    $ (2,768)    $(836)    $ 841,608

  Shares issued under employee
    benefit plans ..................         1         222        --          --        --             223
  Stock grants and options exercised        28       4,604        --          --         (92)        4,540
  Currency translation adjustment ..      --          --          --       (11,399)     --         (11,399)
  Net income .......................      --          --        49,747        --        --          49,747
                                        ------    --------    --------    --------     -----     ---------
BALANCE, JUNE 30, 1997 .............    $5,246    $644,505    $250,063    $(14,167)    $(928)    $ 884,719
                                        ======    ========    ========    ========     =====     =========

 The accompanying notes are an integral part of these consolidated financial statements.

                        WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED-IN THOUSANDS)

                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                        1997          1996
                                                                      --------     ---------
NET INCOME .......................................................    $ 49,747     $  28,375
Income items not requiring (providing) cash:
   Depreciation and amortization .................................      54,997        51,147
   Gain on sales of assets .......................................      (7,236)       (6,552)
   Deferred income tax provision (benefit) .......................         660          (888)
   Other non-cash charges ........................................        (796)       (1,235)
   Increase (decrease) in cash from changes in operating accounts:
     Receivables, net ............................................     (29,713)      (24,618)
     Inventories, net ............................................     (28,837)      (11,470)
     Prepayments and other .......................................       8,573         7,118
     Accounts payable and accrued liabilities ....................      14,389        (5,895)
     Other long-term liabilities .................................      (2,399)      (12,387)
                                                                      --------     ---------
CASH PROVIDED BY OPERATING ACTIVITIES ............................      59,385        23,595
                                                                      --------     ---------
Purchases of property, plant and equipment .......................     (57,737)      (57,409)
Proceeds from sales of businesses ................................      57,716          --
Proceeds from other disposition of assets ........................      14,643        12,957
Acquisitions, net of notes issued and cash acquired ..............        --         (14,393)
Other net cash flows from investing activities ...................      (2,784)        2,219
                                                                      --------     ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..................      11,838       (56,626)
                                                                      --------     ---------
Borrowings under credit facilities ...............................       6,658       244,407
Repayment of borrowings ..........................................     (85,635)     (227,195)
Payment of deferred loan costs ...................................        --          (4,538)
Net cash flows from currency hedging transactions ................       3,772         1,615
Proceeds from sale of stock to employee benefit plans and stock
   option exercises ..............................................       4,855         9,415
                                                                      --------     ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................     (70,350)       23,704
                                                                      --------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................        (670)       (3,856)
                                                                      --------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................         203       (13,183)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................      33,029        32,800
                                                                      --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................    $ 33,232     $  19,617
                                                                      ========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest ......................................................    $ 11,556     $   8,317
   Income taxes, net of refunds received .........................       6,318         5,850

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

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. No significant accounting changes have occurred during the six months ended June 30, 1997.

(2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

(3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):

                                            JUNE 30,  DECEMBER 31,
                                             1997        1996
                                           --------    --------
Spare parts and components.............    $ 54,062    $ 41,068
Raw materials .........................      26,535      28,734
Work in process .......................      28,185      26,902
Finished goods ........................      56,155      66,598
                                           --------    --------
                                           $164,937    $163,302
                                           ========    ========

(4) DIVESTITURES. On June 12, 1997, the Company sold the business and assets of CRC-Evans Pipeline International, Inc. and on June 30, 1997, the Company sold Total Engineering Services Team, Inc. Aggregate cash proceeds from the transactions of $57,716,000, subject to adjustment, was used primarily to repay bank debt. No significant net gain or loss was realized as a result of these sales.

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

   Weatherford Enterra is a diversified energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company's principal industry segments are oilfield services, oilfield products and gas compression, with operations in virtually every oil and gas exploration and production region in the world. The Company's operating results include several other businesses that the Company has either sold or announced its intention to sell.

                             RESULTS OF OPERATIONS

   A summary of operating results by business segment is shown below (in thousands):

                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                        ENDED JUNE 30,              ENDED JUNE 30,
                                    ----------------------     -----------------------
                                      1997          1996          1997         1996
                                    --------     ---------     ---------     ---------
REVENUES:
   Oilfield services...........$     152,639     $ 121,757     $ 298,831     $ 241,052
   Oilfield products ...........      44,891        31,213        85,900        58,234
   Gas compression .............      37,991        42,256        82,827        75,899
   Other businesses ............      31,314        38,556        66,390        77,438
                                    --------     ---------     ---------     ---------
     Total.....................$     266,835     $ 233,782     $ 533,948     $ 452,623
                                    ========     =========     =========     =========
OPERATING INCOME:
   Oilfield services...........$      35,044     $  20,129     $  67,326     $  40,513
   Oilfield products ...........       9,553         4,695        16,624         7,622
   Gas compression .............       2,874         3,093         6,109         5,718
   Other businesses ............         716           895         2,131         1,326
   Corporate ...................      (2,167)       (1,876)       (5,288)       (4,459)
                                    --------     ---------     ---------     ---------
     Total.....................$      46,020     $  26,936     $  86,902     $  50,720
                                    ========     =========     =========     =========

   OILFIELD SERVICES. Oilfield services operations are located worldwide near oil and gas producing regions and consist of oilfield equipment rental, downhole services including fishing and milling, and tubular running services including the installation and testing of casing and tubing connections.

   During the second quarter of 1997, revenues increased 25% to $152.6 million and operating income grew 74% to $35.0 million compared to the second quarter of 1996, primarily as a result of increased demand and improved pricing in many areas. In both the U.S. and international markets, oilfield service revenue growth exceeded that of active drilling rigs. U.S. service revenues increased 32% to $75.4 million, with the most significant increases occurring in the Gulf of Mexico, South Texas and the Rocky Mountain region. U.S. operations benefited from increased land drilling activity, continued growth in the Gulf of Mexico and improved pricing. International revenues increased 19% to $77.2 million, with the most significant improvement occurring in the Middle East, Asia Pacific and Canada.

   During the first six months of 1997, revenues increased 24% to $298.8 million and operating income grew 66% to $67.3 million compared to the first six months of 1996, primarily as a result of increased worldwide drilling activity, improved pricing, the introduction of downhole services into certain new markets and efficiencies resulting from combining the operations of the Company and Enterra Corporation ("Enterra"), which was merged into the Company in October 1995.

   OILFIELD PRODUCTS. Closely aligned with the oilfield services segment, the oilfield products segment includes the manufacture, sale and service of cementation products, liner hangers, gas lift equipment and equipment for resale and used internally to provide oilfield services. The Company acquired the business and assets of Nodeco AS, a Norwegian liner hanger manufacturer, and Aarbakke AS (collectively "Nodeco") in May 1996.

   During the second quarter of 1997, revenues increased 44% to $44.9 million and operating income more than doubled to $9.6 million compared to the second quarter of 1996, primarily as a result of improvement in the Company's cementation products and liner hanger businesses. Nodeco contributed $5.8 million, or 42%, of the revenue increase. Cementation product sales improved significantly during the second quarter of 1997, primarily reflecting increased U.S. drilling activity, increased market share and the introduction of new products. Manufacturing efficiencies achieved as a result of the higher volume of product sales also contributed to the profitability improvement.

   During the first six months of 1997, revenues increased 48% to $85.9 million and operating income increased 118% to $16.6 million compared to the first six months of 1996. The improved results are primarily attributable to increased volume of cementation product sales, operating efficiencies and the inclusion of the Nodeco operations for the full six-month period.

   GAS COMPRESSION. The gas compression segment includes manufacturing, packaging, renting, selling and providing parts and services for gas compressor units over a broad horsepower range.

   Revenues decreased 10% to $38.0 million and operating income decreased 7% to $2.9 million during the second quarter of 1997 as compared to 1996, primarily as a result of lower volume of packaged unit sales. Manufacturing and packaging revenues were $12.8 million in the second quarter of 1997 compared to $19.8 million in the second quarter of 1996. Compressor rental and service revenues, however, improved 12% over the second quarter of 1996 to $25.2 million, reflecting expansion and increased utilization of the Company's compressor rental fleet. At June 30, 1997, the Company's rental fleet was 415,000 horsepower with 83.6% utilization, compared to 81.5% utilization at June 30, 1996.

   During the first six months of 1997, gas compression revenues increased 9% to $82.8 million and operating income improved 7% to $6.1 million compared to the first six months of 1996, reflecting expansion of the Company's compressor rental fleet and increased service activity. Compressor rental and service revenues improved 15% to $48.9 million, while manufacturing and packaging revenues increased 1% to $33.9 million, comparing the first six months of 1997 to the same period in 1996.

   OTHER BUSINESSES. The Company has several non-core businesses that it has either sold or announced its intention to sell. Such businesses include Barber Industries Limited, Enterra Patco Oilfield Products, Inc., and Arrow Completion Systems, Inc., each of which was sold in 1996; CRC-Evans Pipeline International, Inc. ("CRC-Evans") and Total Engineering Services Team, Inc. ("TEST"), which were sold in June 1997; and the American Aero Cranes division, which is expected to be sold in the third quarter of 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 13.3% in the second quarter of 1997 from 14.4% in the second quarter of 1996, and to 13.4% in the first six months of 1997 from 14.8% for the same period of 1996, primarily as a result of the increased revenues and continued cost efficiencies achieved in consolidating the operations of Enterra into the Company.

   RESEARCH AND DEVELOPMENT. Research and development costs of $2.2 million in the second quarter of 1997 and $5.0 million in the first six months of 1997 increased 40% and 51%, respectively, compared to the corresponding periods in 1996. The increases primarily reflected the expansion of the Company's operations and development activities to support its three principal business segments.

   EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. Compared to the corresponding periods in 1996, the Company's equity in the earnings of these affiliates decreased 36% to $543,000 in the second quarter of 1997 and 22% to $1.1 million in the first six months of 1997, primarily as a result of lower earnings in Saudi Arabia. The Company received cash dividends from its 50% or less-owned affiliates totaling $490,000 and $783,000 in the first six months of 1997 and 1996, respectively.

   FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded a net foreign currency gain of $93,000 in the second quarter of 1997 and a net foreign currency loss of $300,000 in the first six months of 1997 compared to net gains of $483,000 and $502,000 in the second quarter and first six months of 1996, respectively.

   OTHER EXPENSE, NET. Other expense, net, increased to $4.6 million in the second quarter of 1997 compared to $2.0 million in the second quarter of 1996, and to $10.4 million in the first six months of 1997 compared to $4.0 million in the first six months of 1996. The increase was attributable to several factors, including estimated losses recorded in 1997 related to the sales of non-core businesses, lower gains on sales of assets and higher goodwill amortization as a result of the Nodeco acquisition.

   INTEREST. Net interest expense decreased to $4.8 million in the second quarter of 1997 compared to $5.0 million in the second quarter of 1996, primarily as a result of lower average debt balances outstanding at slightly higher average interest rates. Comparing the first six months of 1997 with the same period in 1996, net interest expense increased to $10.3 million compared to $9.5 million, primarily as a result of higher average interest rates.

   INCOME TAXES. Income tax provision as a percentage of income before income taxes was 35% in the second quarter and first six months of 1997 compared to 32% and 31%, respectively, for the corresponding periods in 1996. The lower effective rate in 1996 primarily resulted from the reversal in 1996 of valuation allowances on certain deferred tax assets, primarily U.S. net operating loss carryforwards and general business credit carryforwards.

                          LIQUIDITY AND CAPITAL RESOURCES

   The Company's operations provided cash of $59.4 million during the first six months of 1997 compared to $23.6 million during the first six months of 1996, primarily as a result of improved operating activity. Net income before depreciation and amortization of $104.7 million in the first six months of 1997 increased 32% when compared to the same period in 1996. Changes in working capital and other operating accounts used cash of $38.0 million during the first six months of 1997 compared to $47.3 million in the same period of 1996. Working capital increased to $317.9 million at June 30, 1997 compared to $294.1 million at December 31, 1996. Capital expenditures, excluding the acquisition of Nodeco in 1996, increased slightly to $57.7 million during the six months ended June 30, 1997 compared to $57.4 million for the same period in 1996.

   In June 1997, the Company closed the sales of the CRC-Evans business and TEST for aggregate cash proceeds of $57.7 million, subject to adjustment. Proceeds were used primarily to repay bank debt.

   The Company's consolidated indebtedness decreased to $236.0 million at June 30, 1997 from $315.8 million at December 31, 1996, primarily as a result of the repayment of debt with the proceeds from the divestitures mentioned above. The Company's ratio of total debt to total capitalization was 21% at June 30, 1997 compared to 27% at December 31, 1996.

     The Company has $200 million of publicly-held 7 1/4% notes due May 15, 2006 (the "7 1/4% Notes"). Interest on the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year.

   The Company also has bank credit facilities (the "Facilities") consisting of a $200 million term loan (the "Term Loan") and a $200 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan was repaid in July 1997 with borrowings under the Revolving Credit Facility. The Revolving Credit Facility matures on September 30, 2000. Amounts outstanding accrue interest at a variable rate ranging from 0.375% to 0.625% above a specified Eurodollar rate, depending on the Company's ratio of total debt to total capitalization. The applicable interest rate on amounts outstanding at June 30, 1997 was 6.1%. A commitment fee ranging from 0.15% to 0.225% per annum, depending on the Company's ratio of total debt to total capitalization, is payable quarterly on the unused portion of the Revolving Credit Facility. The Facilities agreement requires the Company to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 40%, and limits the Company's ability to incur indebtedness, make investments and dispose of assets.

   At July 31, 1997, the balance outstanding under the Revolving Credit Facility was $20.0 million, and the Company had $180.0 million available to borrow under the Revolving Credit Facility and $23.9 million available for borrowing under working capital facilities of certain of its domestic and international subsidiaries. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $15.6 million of letters of credit and bid and performance bonds outstanding at June 30, 1997.

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

   The Company occasionally enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $3.8 million and $1.6 million during the first six months of 1997 and 1996, respectively.

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

   Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government or international sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have resumed eventually in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, and parts of the Middle East and Latin America, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

   The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 15, 1997, the Company held its annual meeting at which the stockholders of the Company were asked to elect three directors, each for a term of three years, approve certain amendments to the Non-Employee Director Stock Option Plan (the "Director Option Plan") and adopt the 1997 Non-Employee Director Restricted Stock Plan (the "Director Stock Plan"). The stockholders elected as directors the three persons nominated by the Board of Directors. Of the shares of Common Stock entitled to vote and present at the meeting, (1) 45,343,091 shares were voted in favor of John A. Hill and 1,433,883 shares withheld or abstained; (2) 45,344,293 shares were voted in favor of John W. Johnson and 1,432,681 shares withheld or abstained; and (3) 45,342,339 shares were voted in favor of William E. Macaulay and 1,434,635 shares withheld or abstained. The stockholders also approved the amendments to the Director Option Plan, with 44,212,229 shares being voted in favor and 2,563,381 shares being withheld or abstaining, and the stockholders approved adoption of the Director Stock Plan, with 44,181,226 shares being voted in favor and 2,594,331 shares being withheld or abstaining.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)   Exhibits

                10.1* Non-Employee Director Stock Option Plan, as amended and restated.

                10.2*   1997 Non-Employee Director Restricted Stock Plan.

                10.3*   Employment Agreement with Thomas R. Bates, Jr.

                10.4*   Change of Control Agreement with Thomas R. Bates, Jr.

                10.5*   Indemnification Agreement with Thomas R. Bates, Jr.

                10.6*   Severance Agreement with Thomas N. Amonett.

                27      Article 5 Finanical Data Schedule.
-----------
*   Management contract or compensatory plan or arrangement.

          (B)   Reports on Form 8-K

                None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEATHERFORD ENTERRA, INC.
                                              (Registrant)

Date:  AUGUST 14, 1997                By: /s/ NORMAN W. NOLEN
                                              NORMAN W. NOLEN
                                   Senior Vice President, Chief Financial
                                             Officer & Treasurer