Form 10-Q
period 1997-09-30
WEATHERFORD ENTERRA INC
filed 1997-11-13
CIK 29302

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
===============================================================================

                                   (Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
                          Commission file number 1-7867
                            WEATHERFORD ENTERRA, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                       74-1681642
          ------------------------------- -----------------------------
           (State or other jurisdiction           (I.R.S. Employer
                of incorporation or              Identification No.)
                   organization)

                             1360 POST OAK BOULEVARD
                                   SUITE 1000
                                 HOUSTON, TEXAS
                                      77056
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (713) 439-9400
                  ---------------------------------------------
                    (Registrant's telephone number, including
                                   area code)

                                 NOT APPLICABLE
                  ---------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

There were 52,655,635 shares of Common Stock, $.10 par value, of the registrant outstanding as of October 31, 1997.

                                 (Page 1 of 13)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                      1997         1996
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................  $   36,295   $   33,029
   Receivables, net of allowance of $18,695 and $16,241.........     280,913      272,816
   Inventories, net of allowance of $20,058 and $21,261.........     159,370      163,302
   Deferred tax and other current assets........................      43,969       36,287
                                                                  ----------   ----------
     Total current assets.......................................     520,547      505,434
                                                                  ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, AT COST..........................   1,225,390    1,254,686
   Less -- Accumulated depreciation.............................     676,767      693,496
                                                                  ----------   ----------
                                                                     548,623      561,190
                                                                  ----------   ----------
GOODWILL, NET...................................................     268,824      290,474
                                                                  ----------   ----------
OTHER ASSETS....................................................      42,608       40,625
                                                                  ----------   ----------
                                                                  $1,380,602   $1,397,723
                                                                  ==========   ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt and current portion of long-term debt........  $    2,538   $   24,508
   Accounts payable.............................................      53,651       65,713
   Accrued income taxes.........................................      34,795       17,427
   Other accrued liabilities....................................     109,715      103,711
                                                                  ----------   ----------
     Total current liabilities..................................     200,699      211,359
                                                                  ----------   ----------
LONG-TERM DEBT..................................................     213,862      291,266
                                                                  ----------   ----------
DEFERRED TAX LIABILITIES........................................      35,251       34,728
                                                                  ----------   ----------
OTHER LONG-TERM LIABILITIES.....................................      15,691       18,010
                                                                  ----------   ----------
MINORITY INTERESTS .............................................         213          752
                                                                  ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par; shares authorized 1,000,000; none
     issued                                                               --           --
   Common stock, $.10 par; shares authorized 80,000,000;
     issued 52,674,209 and 52,172,796...........................       5,267        5,217
   Paid-in capital..............................................     648,868      639,679
   Retained earnings............................................     280,497      200,316
   Cumulative translation adjustment............................     (18,556)      (2,768)
   Treasury stock, 37,412 and 28,269 common shares, at cost.....      (1,190)        (836)
                                                                  ----------   ----------
     Total stockholders' equity.................................     914,886      841,608
                                                                  ----------   ----------
                                                                  $1,380,602   $1,397,723
                                                                  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                  FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,

                                   1997          1996           1997         1996
REVENUES:
   Services and rentals.........$  206,066     $ 191,158     $  612,200    $ 528,171
   Products.....................    68,316        67,912        196,130      183,522
                                ----------     ---------     ----------    ---------
     Total revenues.............   274,382       259,070        808,330      711,693
                                ----------     ---------     ----------    ---------

COSTS AND EXPENSES:
   Cost of services and rentals.   138,034       139,009        413,932      382,773
   Cost of products.............    45,254        43,516        129,941      129,329
   Selling, general and
     administrative expenses....    34,274        35,284        106,086      102,182
   Research and development.....     1,227         1,573          6,196        4,856
   Equity in earnings of
     unconsolidated affiliates..      (702)         (453)        (1,754)      (1,809)
   Foreign currency (gain) loss,
     net                                98            47            398         (455)
   Other expense, net...........     5,243         4,230         15,675        8,233
                                ----------     ---------     ----------    ---------
     Total costs and expenses...   223,428       223,206        670,474      625,109
                                ----------     ---------     ----------    ---------

OPERATING INCOME................    50,954        35,864        137,856       86,584

   Interest expense.............     4,533         6,177         16,063       16,714
   Interest income..............      (508)         (466)        (1,770)      (1,456)
                                ----------     ---------     ----------    ---------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTERESTS.......    46,929        30,153        123,563       71,326
   Income tax provision.........    16,462        10,250         43,325       23,038
   Minority interests...........        33            75             57           85
                                ----------     ---------     ----------    ---------

NET INCOME......................$   30,434     $  19,828     $   80,181    $  48,203
                                ==========     =========     ==========    =========

Weighted average common and
   common equivalent shares
   outstanding                      53,066        52,396         52,773       51,988
                                ==========     =========     ==========    =========

INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE......$      0.57    $     0.38    $      1.52   $    0.93
                                ===========    ==========    ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                           (UNAUDITED - IN THOUSANDS)

                                                                                            CUMULATIVE
                                                     COMMON       PAID-IN      RETAINED    TRANSLATION      TREASURY
                                                      STOCK       CAPITAL      EARNINGS     ADJUSTMENT       STOCK          TOTAL
                                                     ======      ========      ========      ========       =======       =========
BALANCE, DECEMBER 31, 1996 ....................      $5,217      $639,679      $200,316      $ (2,768)      $  (836)      $ 841,608

  Shares issued under employee
    benefit plans .............................           1           343          --            --            --               344
  Stock grants and options exercised ..........          49         8,846          --            --            (354)          8,541
  Currency translation adjustment .............        --            --            --         (15,788)         --           (15,788)
  Net income ..................................        --            --          80,181          --            --            80,181
                                                     ------      --------      --------      --------       -------       ---------


BALANCE, SEPTEMBER 30, 1997 ...................      $5,267      $648,868      $280,497      $(18,556)      $(1,190)      $ 914,886
                                                     ======      ========      ========      ========       =======       =========

The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)
                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                            1997          1996

NET INCOME ..........................................    $ 80,181     $  48,203
Income items not requiring (providing) cash:
   Depreciation and amortization.....................      82,528        77,990
   Gain on sales of assets...........................     (11,883)       (8,953)
   Deferred income tax provision (benefit)...........         946          (223)
   Other non-cash charges............................        (311)         (945)
   Increase (decrease) in cash from changes in
    operating accounts:
     Receivables, net................................     (54,606)      (39,550)
     Inventories, net................................     (28,745)      (10,599)
     Prepayments and other...........................       1,917        10,936
     Accounts payable and accrued liabilities........      36,263        12,598
     Other long-term liabilities.....................      (1,318)      (13,546)
                                                         --------      --------

CASH PROVIDED BY OPERATING ACTIVITIES................     104,972        75,911
                                                         --------      --------

Purchases of property, plant and equipment...........    (100,891)      (99,848)
Proceeds from sales of businesses....................      66,368        19,168
Proceeds from other disposition of assets............      22,038        13,898
Acquisitions, net of notes issued and cash acquired..          --       (16,339)
Other net cash flows from investing activities.......      (3,711)       (5,229)
                                                         --------      ---------

CASH USED IN INVESTING ACTIVITIES....................     (16,196)      (88,350)
                                                         ---------     --------

Borrowings under credit facilities...................      12,149       247,323
Repayment of borrowings..............................    (109,970)     (236,950)
Payment of deferred loan costs.......................          --        (4,801)
Net cash flows from currency hedging transactions....       4,537         1,224
Proceeds from sale of stock to employee benefit
   plans and stock option exercises..................       9,239         9,922
                                                         --------      --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......     (84,045)       16,718
                                                         ---------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............      (1,465)         (185)
                                                         --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS................       3,266         4,094

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......      33,029        32,800
                                                         --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.............    $ 36,295      $ 36,894
                                                         ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest..........................................    $ 12,119      $ 10,706
   Income taxes, net of refunds received.............      11,098         7,394


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

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. No significant accounting changes have occurred during the nine months ended September 30, 1997.

(2) INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Income per common and common equivalent share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the respective periods. Fully diluted earnings per share are equal to primary earnings per share in all periods presented.

(3) INVENTORIES. Consolidated net inventories consist of the following (in thousands):

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996

     Spare parts and components.....................  $   51,072    $   41,068
     Raw materials..................................      28,297        28,734
     Work in process................................      28,363        26,902
     Finished goods.................................      51,638        66,598
                                                      ----------    ----------
                                                      $  159,370    $  163,302
                                                      ==========    ==========

(4) DIVESTITURES. On June 12, 1997, the Company sold the business and assets of CRC-Evans Pipeline International, Inc. ("CRC-Evans") and on June 30, 1997, the Company sold Total Engineering Services Team, Inc. ("TEST"). On September 18, 1997, the Company sold the assets of its American Aero Cranes division, completing the divestiture program announced in September 1996. Aggregate cash proceeds from the transactions of $66.4 million, subject to adjustment, was used primarily to repay bank debt.

(5) RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and financial statement display of comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt this Statement on January 1, 1998. Had SFAS No. 130 been adopted as of September 30, 1997, the year-to-date change in cumulative translation adjustment would have been deducted from net imcome to calculate comprehensive income.

(6) SUBSEQUENT EVENT. On October 24, 1997, the Company amended its primary bank credit facility, extending its $200 million revolving credit facility (the "Revolving Credit Facility") through October 24, 2002, reducing interest rates and fees and improving other terms and conditions. Amounts outstanding under the Revolving Credit Facility accrue interest at a variable rate ranging from 0.25% to 0.625% above a specified Eurodollar rate, based upon the senior unsecured credit ratings assigned by Standard & Poor's and Moody's Investors Service. A commitment fee ranging from 0.09% to 0.20% per annum is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Revolving Credit Facility to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 50%, which limits the Company's ability to incur indebtedness.

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

   Weatherford Enterra is a diversified energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company's principal industry segments are oilfield services, oilfield products and gas compression, with operations in virtually every oil and gas exploration and production region in the world. The Company's operating results include several other businesses that the Company has sold in connection with a divestiture program announced in September 1996.

                              RESULTS OF OPERATIONS

   A summary of operating results by business segment is shown below (in thousands):


                             FOR THE THREE MONTHS          FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                              1997           1996          1997           1996

REVENUES:
   Oilfield services......$   168,178   $   130,330     $  467,009    $ 371,382
   Oilfield products......     49,170        40,740        135,070       98,974
   Gas compression........     46,572        37,579        129,399      113,478
   Other businesses.......     10,462        50,421         76,852      127,859
                          -----------   -----------     ----------    ---------
     Total................$   274,382   $   259,070     $  808,330    $ 711,693
                          ===========   ===========     ==========    =========

OPERATING INCOME:
   Oilfield services......$    41,421   $    24,163     $  108,747    $  64,676
   Oilfield products......     11,890         7,167         28,514       14,789
   Gas compression........      3,589           335          9,698        6,053
   Other businesses.......     (1,691)        6,288            440        7,614
   Corporate..............     (4,255)       (2,089)        (9,543)      (6,548)
                          -----------   -----------     ----------    ---------
     Total................$    50,954   $    35,864     $  137,856    $  86,584
                          ===========   ===========     ==========    =========

   OILFIELD SERVICES. Oilfield services operations are located worldwide near oil and gas producing regions and consist of oilfield equipment rental, downhole services including fishing and milling, and tubular running services including the installation and testing of casing and tubing connections.

   During the third quarter of 1997, revenues increased 29% to $168.2 million and operating income grew 71% to $41.4 million compared to the third quarter of 1996, primarily as a result of increased demand and improved pricing in many areas. In both the U.S. and international markets, oilfield service revenue growth exceeded that of active drilling rig growth. Certain drilling techniques, including re-entry, horizontal and directional drilling were important contributors to revenue growth, particularly in North America. U.S. service revenues increased 36% to $83.4 million, with significant revenue increases in every U.S. region reflecting continued growth in land-based and Gulf of Mexico drilling activity and improved pricing. International revenues increased 23% to $84.8 million, reflecting increased activity in many areas, including Europe, the Asia Pacific region and Canada.

   During the first nine months of 1997, revenues increased 26% to $467.0 million and operating income grew 68% to $108.7 million compared to the first nine months of 1996, primarily as a result of increased worldwide drilling activity, improved pricing and the introduction of downhole services into certain new markets.

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

   During the third quarter of 1997, revenues increased 21% to $49.2 million and operating income increased 66% to $11.9 million compared to the third quarter of 1996, primarily as a result of improved results in the Company's cementation products and gas lift businesses. Cementation product sales improved significantly during the third quarter of 1997, primarily reflecting increased U.S. drilling activity, increased market share and the introduction of new products. Manufacturing efficiencies achieved as a result of the higher volume of product sales also contributed to the profitability improvement. Gas lift results benefited from increased international shipments, particularly to the Asia Pacific region and South America.

   During the first nine months of 1997, revenues increased 37% to $135.1 million and operating income increased 93% to $28.5 million compared to the first nine months of 1996. The improved results are primarily attributable to increased volume of cementation product sales, operating efficiencies and the inclusion of the Nodeco operations for the full nine-month period.

   GAS COMPRESSION. The gas compression segment includes manufacturing, packaging, renting, selling and providing parts and services for gas compressor units over a broad horsepower range.

   Revenues increased 24% to $46.6 million and operating income increased 971% to $3.6 million during the third quarter of 1997 as compared to 1996, primarily as a result of higher volume of packaged unit sales in Canada and higher U.S. rental and service activity. Ongoing process improvements, offset partially by the impact of a large, low-margin custom package shipment, contributed to an 8% operating margin for the quarter, compared to 1% in the corresponding period in 1996.

   Manufacturing and packaging revenues increased 29% to $22.1 million in the third quarter of 1997 compared to $17.1 million in the third quarter of 1996. Compressor rental and service revenues improved 20% over the third quarter of 1996 to $24.5 million, reflecting expansion and increased utilization of the Company's compressor rental fleet. At September 30, 1997, the Company's rental fleet was 430,000 horsepower with 86% utilization, compared to 79% utilization at September 30, 1996.

   During the first nine months of 1997, gas compression revenues increased 14% to $129.4 million and operating income improved 60% to $9.7 million compared to the first nine months of 1996, reflecting expansion of the Company's compressor rental fleet and increased service activity. Compressor rental and service revenues improved 17% to $73.4 million, while manufacturing and packaging revenues increased 11% to $56.0 million, comparing the first nine months of 1997 to the same period in 1996.

   OTHER BUSINESSES. The Company had several non-core businesses that it has sold. Such businesses include Barber Industries Limited, Enterra Patco Oilfield Products, Inc., and Arrow Completion Systems, Inc., each of which was sold in 1996; CRC-Evans Pipeline International, Inc. ("CRC-Evans") and Total Engineering Services Team, Inc. ("TEST"), which were sold in June 1997; and the American Aero Cranes division, which was sold in September of 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 12.5% in the third quarter of 1997 from 13.6% in the third quarter of 1996, and to 13.1% in the first nine months of 1997 from 14.4% for the same period of 1996, primarily as a result of the increased revenues and continued cost efficiencies achieved.

   RESEARCH AND DEVELOPMENT. Research and development costs of $1.2 million in the third quarter of 1997 decreased 22% compared to the third quarter of 1996, primarily as a result of customer reimbursement of certain prototype costs. Research and development costs of $6.2 million in the first nine months of 1997 increased 28% compared to the corresponding period in 1996, primarily reflecting the expansion of the Company's operations and development activities to support its three principal business segments.

   EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. Compared to the corresponding periods in 1996, the Company's equity in the earnings of these affiliates increased 55% to $702,000 in the third quarter of 1997, primarily as a result of increased service activity in Saudi Arabia. For each of the nine-month periods, the Company's equity in the earnings of these affiliates was $1.8 million. The Company received cash dividends from its 50% or less-owned affiliates totaling $0.9 million and $1.2 million in the first nine months of 1997 and 1996, respectively.

   FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net foreign currency losses of $98,000 and $398,000 in the third quarter and first nine months of 1997, respectively, compared to a net loss of $47,000 and a net gain of $455,000 in the third quarter and first nine months of 1996, respectively.

   OTHER EXPENSE, NET. Other expense, net, increased to $5.2 million in the third quarter of 1997 compared to $4.2 million in the third quarter of 1996, and to $15.7 million in the first nine months of 1997 compared to $8.2 million in the first nine months of 1996. The increase was attributable to several factors, including losses recorded in 1997 related to the sales of non-core businesses, adjustments to prior year estimates and higher goodwill amortization as a result of the Nodeco acquisition.

   INTEREST. Net interest expense decreased 30% to $4.0 million in the third quarter of 1997 and 6% to $14.3 million for the first nine months of 1997, compared to the corresponding periods in 1996, primarily as a result of lower average debt balances outstanding at slightly higher average interest rates.

   INCOME TAXES. Income tax provision as a percentage of income before income taxes was 35% in the third quarter and first nine months of 1997 compared to 34% and 32%, respectively, for the corresponding periods in 1996. The lower effective tax rate in 1996 primarily resulted from the reversal in 1996 of valuation allowances on certain deferred tax assets, including U.S. net operating loss carryforwards and general business credit carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

   The Company's operations provided cash of $105.0 million during the first nine months of 1997 compared to $75.9 million during the first nine months of 1996, primarily as a result of improved operating activity. Net income before depreciation and amortization of $162.7 million in the first nine months of 1997 increased 29% when compared to the same period in 1996. Changes in working capital and other operating accounts used cash of $46.5 million during the first nine months of 1997 compared to $40.2 million in the same period of 1996. Working capital increased to $319.8 million at September 30, 1997 compared to $294.1 million at December 31, 1996. Capital expenditures, excluding the acquisition of Nodeco in 1996, increased slightly to $100.9 million during the nine months ended September 30, 1997 compared to $99.8 million for the same period in 1996.

   During 1997, the Company closed the sales of the American Aero Cranes division, CRC-Evans and TEST, generating aggregate cash proceeds of $66.4 million, subject to adjustment, as part of a divestiture plan announced in September 1996. Proceeds were used primarily to repay bank debt.

   The Company's consolidated indebtedness decreased to $216.4 million at September 30, 1997 from $315.8 million at December 31, 1996, primarily as a result of the repayment of debt with the proceeds from the divestitures mentioned above. The Company's ratio of total debt to total capitalization was 19% at September 30, 1997 compared to 27% at December 31, 1996.

   The Company has $200 million of publicly-held 7 1/4% notes due May 15, 2006 (the "7 1/4% Notes"). Interest on the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year. The Company's debt ratings assigned by Standard & Poor's and Moody's Investors Service are BBB+/Baa1.

   On October 24, 1997, the Company amended its primary bank credit facility, extending its $200 million revolving credit facility (the "Revolving Credit Facility") through October 24, 2002, reducing interest rates and fees and improving other terms and conditions. Amounts outstanding under the Revolving Credit Facility accrue interest at a variable rate ranging from 0.25% to 0.625% above a specified Eurodollar rate, based upon the senior unsecured credit ratings assigned by Standard & Poor's and Moody's Investors Service. A commitment fee ranging from 0.09% to 0.20% per annum is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Revolving Credit Facility to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 50% which limits the Company's ability to incur indebtedness.

   At September 30, 1997, the Company had $200 million available to borrow under the Revolving Credit Facility. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $11.8 million of letters of credit and bid and performance bonds outstanding at September 30, 1997.

   The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, major European currencies and certain Latin American currencies. Although most of the revenues of the Company's international operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency.

   The Company occasionally enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $4.5 million and $1.2 million during the first nine months of 1997 and 1996, respectively.

   Management believes the the combination of working capital, the unused portion of the Revolving Credit Facility and cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its routine operations. The Company continues to seek opportunities to enhance its competitiveness through strategic acquisitions. Management believes that any borrowings made in connection with any such acquisitions will not have a materially adverse impact on the Company's liquidity. Management believes that it is premature to provide specific information with respect to any other such possible acquisitions because of the status of, and possible adverse impact on, negotiations, and because, in any event, there can be no assurance that any of such possible acquisitions will be consummated.

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

                None.

          (B)   Reports on Form 8-K

                None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WEATHERFORD ENTERRA, INC.
                                                  (Registrant)

Date:  NOVEMBER 13, 1997            By:     /s/  NORMAN W. NOLEN
                                                 NORMAN W. NOLEN
                                          Senior Vice President, Chief Financial
                                                   Officer & Treasurer