Form 10-K405
period 1997-12-31
WEATHERFORD ENTERRA INC
filed 1998-03-25
CIK 29302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                          ____________ TO ____________

                         COMMISSION FILE NUMBER 1-7867

                           WEATHERFORD ENTERRA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   74-1681642
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
   1360 POST OAK BOULEVARD, SUITE 1000                     77056-3021
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of March 19, 1998, based on the closing sale price of the Common Stock on the New York Stock Exchange on said date, was $1,680,203,925.

     There were 51,361,503 shares of Common Stock of the registrant outstanding as of March 19, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
     None.

                                     PART I

ITEM 1.  BUSINESS.

                            INTRODUCTION TO BUSINESS

     Weatherford Enterra, Inc. was organized under the laws of the State of Delaware in 1970. The "Company" or "Weatherford," as used herein, refers to Weatherford Enterra, Inc. and its subsidiaries and affiliates, unless the context indicates otherwise.

     Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in virtually every oil and gas exploration and production region in the world. Weatherford's principal business segments include (i) the oilfield services segment, which consists of renting specialized oilfield equipment, providing fishing, milling, whipstock installation and retrieval, well control assistance and other downhole services and related tools, and providing tubular running services and related tools; (ii) the oilfield products segment, which consists of manufacturing, selling and servicing a variety of products, including cementation products, liner hangers, gas lift equipment and equipment used to provide oilfield services; and (iii) the gas compression segment, which consists of manufacturing, packaging, renting, selling and providing parts and services for gas compressor units over a broad horsepower range compressors.

     Weatherford has grown significantly through acquisitions, having acquired more than 20 businesses since 1991. These acquisitions have allowed the Company to expand its product and service lines, improve its worldwide market position and realize significant consolidation cost savings. Management believes it has positioned Weatherford as a market leader in its primary businesses while significantly expanding and diversifying the Company's geographic operations.

                              RECENT DEVELOPMENTS

     The Company entered into an Agreement and Plan of Merger dated as of March 4, 1998 (the "Merger Agreement") providing for the merger of the Company into EVI, Inc. ("EVI"). Pursuant to the terms of the Merger Agreement, Weatherford stockholders will receive 0.95 of a share of EVI common stock for each share of Weatherford common stock. The transaction, which is expected to be accounted for as a pooling of interests and to result in no immediate U.S. federal income tax recognition for the Company's stockholders, is subject to the approval of the stockholders of each of EVI and Weatherford as well as customary regulatory approvals and other conditions to closing. The transaction is currently expected to close in late spring or early summer of 1998. There can be no assurance that this merger will be consummated.

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

     OILFIELD SERVICES. Weatherford rents specialized equipment and tools and tubular goods for drilling, completion and workover of oil and gas wells. Operators and drilling contractors often find it uneconomic to maintain complete inventories of tools, drill pipe and other equipment and therefore supplement such inventories by renting. Items rented include pressure control equipment (such as blowout preventers, high-pressure valves, accumulators, adapters and choke and kill manifolds); drill string equipment (such as drill pipe, drill collars, tubing and drilling jars); pipe handling equipment (such as elevators, spiders, slips, tongs and kelly spinners); fishing and downhole tools (such as milling tools, casing cutters, jars, spears and overshots) and other equipment, including stabilizers, power swivels and bottom-hole assemblies.

     Weatherford provides certain downhole services, including fishing, milling and cutting services, which consist of removing or otherwise eliminating
"fish" or "junk" in a well (such as a piece of equipment, a tool, a part of the drill string or debris) that is causing an obstruction. An essential step in the fishing operation is the proper selection and assembly of the fishing string. The string consists of jars, subs, overshots, spears, milling tools, casing cutters and other tools for retrieving or eliminating the "fish". The Company installs whipstocks, which are downhole tools that act as vertical ramps, to "sidetrack" an existing well bore off a vertical drilling path. Whipstocks are used primarily in multilateral and directional drilling applications. Weatherford provides well control equipment and services in critical well situations (such as a well blow-out or a high pressure sour gas well). The Company also provides plugging and abandonment services, pipe recovery wireline services, foam services and internal casing patch installation. Management believes that, based on total revenues, Weatherford is the leading worldwide supplier of rental tools and fishing and other downhole services.

     Weatherford provides services and equipment used to "make up" and test threaded tubular connections and to "run" tubulars that are used during the drilling, completion and workover of oil and gas wells. These services and related equipment ensure the mechanical integrity and leak-tight performance of tubular connections. Tubulars include casing, tubing, special high alloy chrome pipe and fiberglass reinforced pipe. Casing is larger diameter pipe installed (or run) in a wellbore to protect the structural integrity of the wellbore and to seal various zones in the well. Tubing is small diameter pipe run inside the casing in a producing well through which oil and gas is produced. In running tubulars, Weatherford personnel use manual or remote-controlled power tongs (similar in principle to hydraulic wrenches) and other related tubular handling equipment. The Company also provides cementation engineering services (consisting of computer-generated recommendations as to the number and placement of centralizers during cementation) and tubular inspection and cleaning services. Management believes that, based on total revenues, the Company is the leading worldwide provider of tubular running services.

     OILFIELD PRODUCTS. Weatherford's oilfield products segment consists of the manufacture, sale and servicing of a variety of products. The Company's cementation products, marketed under the Weatherford and Gemoco trade names, include mechanical cementing products used to center casing strings in the wellbore (such as centralizers, wellbore wipers and scratchers); float equipment used in the cementation of the casing string to prevent cement from flowing back into the casing (such as guide shoes, float shoes and float collars); and stage tools used to set cement in the annular space between the wellbore and the casing string. The Company also sells various proprietary rubber and elastomer products, including KlepothW read protectors and cementing plugs. Management believes that, based on total revenues, the Company is the leading worldwide manufacturer and supplier of cementation products.

     Weatherford designs, manufactures and sells liner hanger equipment and related services under the NodecoE trade name. Liner hanger equipment is used in the drilling and completion of oil and gas wells, primarily for the production casing string in deep, deviated or horizontal wells. Nodeco is a leading supplier of liner hanger equipment and packers used in completions with electric submersible pumps in the North Sea market, particularly the Norwegian and U.K. sectors. The Company has expanded this business, which was purchased in May 1996, to West Africa, Australia and the Middle East and intends to expand it into other geographic markets in the future.

     The Company manufactures, sells and services gas lift, plunger lift and related equipment under the McMurry-MaccoEname. Gas lift equipment is used to increase the flow of oil to the surface when natural flow does not occur.

     Weatherford designs, manufactures, sells and services hydraulic power tongs and related tubular handling equipment used to provide tubular running services; tubular connection testing equipment used to verify the integrity of connections; milling tools, cutters, spears, overshots and whipstocks used to provide fishing and other downhole services; and weighted drill pipe used in its rental business and sold to customers.

     GAS COMPRESSION. Weatherford manufactures, packages, rents, sells and services gas compressor units used for increasing natural gas pressure to facilitate gas flow from the wellhead and through gas gathering systems and processing plants, injecting natural gas into oil wells to enhance oil recovery, injecting natural gas into gas storage wells and other general uses such as cogeneration, seismic marine surveys and natural gas fueling stations. The Company is a major manufacturer of gas compressors ranging in size from 26 horsepower to 7200 horsepower. As natural reservoir pressure declines over the life of a producing natural gas well, different compressor configurations may be needed to bring the gas to the surface and through the distribution system. Management believes that the Company is the largest gas compressor rental company in North America based on number of units and the fourth largest based on available horsepower.

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

BACKLOG ORDERS

     At December 31, 1997, the Company's backlog of orders for products and equipment believed to be firm was approximately $60.8 million compared to approximately $94.2 million at December 31, 1996 ($45.9 million of which related to businesses the Company sold in 1997). Substantially all of such orders are expected to be filled in 1998.

               INTERNATIONAL AND U.S. OPERATIONS AND EXPORT SALES

     The Company has manufacturing operations, either through direct ownership (including joint ventures) or through license arrangements, in the United States, Germany, Norway, Canada, the Netherlands, Italy, Saudi Arabia and Indonesia. The Company has product and equipment sales or service operations in virtually every significant oil and gas exploration and production region in the world.

     The following table sets forth the Company's revenues, operating income
(loss) and identifiable assets attributable to each of its geographic segments. See Note 9 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein for additional information.

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
REVENUES:
  United States......................  $    601,522  $    579,024  $    471,672
  Canada.............................       104,983        78,497       106,491
  Europe.............................       147,809       145,126       110,065
  Africa.............................        70,037        72,457        57,450
  Other international................       159,614       119,364       113,229
                                       ------------  ------------  ------------
                                       $  1,083,965  $    994,468  $    858,907
                                       ============  ============  ============
OPERATING INCOME (LOSS):
  United States......................  $    132,958  $     72,042  $      5,745
  Canada.............................        17,346        12,557        11,382
  Europe.............................        32,424        19,470         3,088
  Africa.............................        14,658        15,028        13,912
  Other international................         8,574        14,617         4,267
  Corporate..........................       (12,878)       (7,958)      (38,212)
                                       ------------  ------------  ------------
                                       $    193,082  $    125,756  $        182
                                       ============  ============  ============
IDENTIFIABLE ASSETS:
  United States......................  $    762,592  $    828,930  $    790,625
  Canada.............................        82,120        69,391        73,368
  Europe.............................       187,202       201,137       141,673
  Africa.............................        63,677        67,856        40,299
  Other international................       214,164       179,218       148,579
  Corporate..........................        68,240        51,191        64,316
                                       ------------  ------------  ------------
                                       $  1,377,995  $  1,397,723  $  1,258,860
                                       ============  ============  ============

     During the three-year period ended December 31, 1997, the Company's revenues and operating income have increased in virtually every geographic area, primarily as a result of increased worldwide drilling and workover activity, improved pricing in some areas, the introduction of new services and products into various geographic areas and the impact of acquisitions. Canadian revenues declined 26% and operating income before acquisition-related costs and other unusual charges decreased 12% in 1996 compared to 1995, primarily as a result of lower gas compressor packaging revenues and the sale of certain Canadian manufacturing businesses in 1996, which more than offset improved oilfield service activity in Canada. Canadian compression revenues increased in 1997, and Canadian oilfield service activity continued to improve. Results for 1995 included acquisition-related costs and other unusual charges totaling $88.2 million (see Note 8 of Notes to Consolidated Financial Statements contained elsewhere herein), including $43.3 million in the United States, $2.9 million in Canada, $4.3 million in Europe, $0.6 million in Africa, $8.1 million in Other International and $29.0 million in the Corporate segment.

     The Company's international operations are subject to special considerations inherent in doing business outside the United States that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Operations in certain areas, including the Commonwealth of Independent States (the "CIS"), Algeria and Nigeria, and parts of the Middle East, Asia Pacific and Latin America, have been subjected to political disruption or civil disturbances in the past twelve months. Generally, business interruptions resulting from war, political disruptions or civil disturbances negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a material adverse impact on the financial condition or liquidity of the Company. International operations also can be affected by U.S., local and international laws and regulations limiting or prohibiting exports to, and operations in, certain countries, including Iran, Iraq, Libya, Cuba and North Korea.

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

                                  COMPETITION

     OILFIELD SERVICES. The Company experiences significant price pressures in the markets in which it offers rental tools and downhole services, particularly in U.S. markets. The principal methods of competition that apply to the Company's rental tools and downhole services are price, quality, availability and reputation. Weatherford competes with Baker Hughes Incorporated and Smith International, Inc. in most of the downhole service markets in which it participates. In addition, the Company competes with numerous small, single-site operators, larger concerns operating at multiple locations and various well servicing companies engaged in such businesses. Also, many customers own and operate large inventories of equipment they might otherwise rent and have the ability to purchase additional equipment, as opposed to renting.

     The Company experiences significant competition and price pressures in the U.S. tubular running services market and has experienced increasing competition and price pressures in recent years in markets in which it operates outside the United States. The principal methods of competition that apply to the Company's tubular running services business are price, quality, reputation and range of services offered. Weatherford competes with Frank's Casing Crews in all of the U.S. markets and in some international markets in which the Company participates. In addition, the Company competes with BJ Services Company in several of the international markets in which the Company participates. Several other small to medium-sized companies compete with Weatherford on a regional basis in the United States and in certain other countries.

     Management expects competition and customer price pressures to continue in the foreseeable future in most international and U.S. markets.

     OILFIELD PRODUCTS. The Company faces significant competition in the pricing of its cementation products. Management of the Company believes that price will continue to be a significant factor considered in customer purchasing decisions in the foreseeable future. The principal methods of competition that apply to the Company's cementation products business are price, quality, availability and reputation. The Company primarily competes with Halliburton Company, Davis-Lynch Inc. and Top-Co Industries Ltd. in the cementation products business.

     With respect to liner hangers, competition in the Company's existing markets is primarily based on product design, reputation for quality, delivery response time and price. The Company contacts customers through an experienced sales force supported by an engineering and technical staff. This arrangement allows the Company to quickly respond to customer requests for customization or modification of products. The Company primarily competes with Baker Hughes Incorporated, TIW Corporation (owned by Pearce Industries) and Smith International, Inc. in the liner hanger business.

     In the Company's gas lift equipment business, the principal methods of competition are price, delivery response time, reputation and quality. The Company markets its gas lift product line primarily through an experienced sales force in the United States and through agents outside the United States. The Company competes with various companies worldwide, the largest of which is Camco International, Inc.

     Weatherford has experienced competition in the pricing of virtually all of its other oilfield products. The Company competes with small to medium-sized companies as well as with larger companies and subsidiaries of large public companies having significant financial resources.

     GAS COMPRESSION. The Company has experienced competition in the pricing of its gas compression equipment and services. Management believes that price and delivery time will continue to be significant factors considered in customer purchasing and rental decisions in the foreseeable future. The principal methods of competition are price, delivery time, quality of equipment and service, reliability and reputation. The Company competes with Tidewater Inc., Hanover Compressors Company, Global Compression (owned by G.E. Capital), Dresser Rand, CSI, Production Operators (owned by Camco International, Inc.) and various small to medium-sized companies in the compressor rental business. The Company competes with Ariel and several other companies in the compressor manufacturing business.

                                   CUSTOMERS

     The Company had no customers that individually accounted for 10% or more of its 1997 consolidated revenues.

                                   EMPLOYEES

     At December 31, 1997, the Company employed 6,639 persons, of whom 3,285 were in international locations and 3,354 were in the United States. Of the 6,639 employees, 4,453 were employed in the oilfield services segment, 1,079 in the oilfield products segment, 939 in the gas compression segment, and 168 in administrative functions. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

     The Company has numerous manufacturing facilities located in the United States and various other countries used for the manufacture of oilfield products and equipment, the principal of which are as follows:

                                                                                                          OWNED (O)
                                                                                                             OR
                                                                                        APPROXIMATE     LEASED (L) --
              LOCATION                              MANUFACTURED PRODUCTS               SQUARE FEET    EXPIRATION DATE
-------------------------------------   ---------------------------------------------   -----------    ---------------
Houston, Texas.......................   Power tongs, power units and accessories          117,500                  O
Pearland, Texas......................   Fishing tools, milling tools, cutters,            127,500                  O
                                        overshots, whipstocks and weighted drill pipe
Corpus Christi, Texas................   Gas compressors                                    90,000                  O
Houma, Louisiana.....................   Mechanical cementing products, float              109,800                  O
                                        equipment, stage tools, rubber products and
                                        industrial valves
Hannover, Germany....................   Mechanical cementing products, power tongs,        65,950         L -- 12/99
                                        power units and accessories, and specialized
                                        bucking machines
Bryne, Norway........................   Liner hanger equipment                             60,000         L --  7/02

     The Company believes that its manufacturing facilities will be suitable and adequate to meet production demands anticipated during the next several years.

     In addition to its manufacturing plants, the Company leases its corporate headquarters office and various administrative offices in Houston, Texas and leases or owns numerous sales offices, warehouses, service centers, pipe yards and stocking locations for its operations in the United States and internationally. During the year ended December 31, 1997, the Company paid real estate rentals in the aggregate amount of approximately $13.6 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1997.

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

                                         HIGH        LOW
                                       ---------  ---------
1996:
     First Quarter...................  $   35.88  $   26.00
     Second Quarter..................      37.75      28.50
     Third Quarter...................      32.75      23.13
     Fourth Quarter..................      32.38      26.88
1997:
     First Quarter...................  $   38.13  $   28.50
     Second Quarter..................      38.75      26.25
     Third Quarter...................      55.69      38.25
     Fourth Quarter..................      56.31      39.19
1998:
     First Quarter (through March 19,
     1998)...........................  $   47.50  $   30.00

     On March 19, 1998, the closing sale price for the Common Stock as reported by the New York Stock Exchange was $38.31. As of March 19, 1998 there were approximately 3,503 record holders of Common Stock.

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

                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                           1997          1996        1995(1)       1994(2)      1993(3)
                                       ------------  ------------  ------------  ------------  ----------
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
OPERATING DATA:
  Revenues...........................  $  1,083,965  $    994,468  $    858,907  $    676,749  $  500,491
  Acquisition-related costs and other
     unusual charges.................       --            --             88,182         2,500       4,000
  Operating income...................       193,082       125,756           182        65,704      49,671
  Depreciation and amortization......       110,810       105,857        95,957        71,037      50,449
  Net income (loss)..................       112,900        70,073       (10,558)       41,977      35,175
  Basic earnings (loss) per common
     share...........................  $       2.15  $       1.35  $      (0.21) $       0.94  $     0.89
  Diluted earnings (loss) per common
     share...........................          2.14          1.35         (0.21)         0.94        0.88
PERCENTAGE OF REVENUES:
  Selling, general and administrative
     expenses........................          12.9%         14.1%         16.1%         17.1%       18.3%
  Gross profit.......................          33.0%         28.2%         27.2%         27.9%       29.5%
  Operating income...................          17.8%         12.6%          0.0%          9.7%        9.9%
  Net income (loss)..................          10.4%          7.0%         (1.2)%          6.2%        7.0%
BALANCE SHEET DATA:
  Working capital....................  $    312,533  $    294,075  $    267,380  $    251,778  $  211,834
  Total assets.......................     1,377,995     1,397,723     1,258,860     1,153,970     635,602
  Total debt.........................       211,947       315,774       329,266       196,672      21,253
  Stockholders' equity...............       934,126       841,608       730,843       734,634     474,472
 Total debt-to-total capitalization..            18%           27%           31%           21%          4%
OTHER DATA:
  Net capital expenditures(4)........  $    122,981  $    128,441  $     79,488  $     94,208  $   32,685
  Weighted average shares
     outstanding.....................        52,430        51,722        50,681        44,646      38,415
  Diluted average shares
     outstanding.....................        52,837        52,097        50,681        44,845      38,607

------------

(1) Includes acquisition-related costs and other unusual charges of $88,182,000, or $1.17 per common share.

(2) Includes acquisition-related costs of $2,500,000, or $0.06 per common share.

(3) Includes acquisition-related costs of $4,000,000, or $0.10 per common share.

(4) Capital expenditures, excluding business acquisitions and net of proceeds from sales of assets in the normal course of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                           FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, production levels and costs; expected savings from acquisitions; demand for products and services; product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof; research and development, environmental and other expenditures; currency fluctuations and various business trends. Forward-looking statements may be made by Weatherford's management orally or in writing including, but not limited to, Weatherford's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changes in the price of oil and gas, the impact of recent declines in the price of oil on the demand for Weatherford's products and services, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, worldwide political stability and economic growth, including currency fluctuations, governmental export and import policies, technological advances involving Weatherford's products and services, Weatherford's successful execution of internal operating plans, changes in the market for Weatherford's products and services, performance issues with key suppliers and subcontractors, the ability of Weatherford to maintain pricing levels and market shares, raw material costs changes, availability of personnel, regulatory uncertainties and legal proceedings. Although the Company's management believes the assumptions are reasonable, there are certain risks and uncertainties inherent in the Company's business and there can be no assurance that such assumptions will prove to have been correct. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The oilfield services segment includes oilfield equipment rental, downhole services and tubular running services. The Company rents specialized pressure control equipment, drill string equipment, handling tools, stabilizers and other equipment and tools used in the drilling, completion and workover of oil and gas wells. Downhole services include fishing, milling, whipstock installation and retrieval, well control assistance, plugging and abandonment services, pipe recovery wireline services, foam services and internal casing patch installation. Tubular running services include "making up" threaded tubular connections, installing casing, tubing and other downhole tubulars, ensuring the mechanical integrity and leak-tight performance of tubular connections, inspection and cleaning of tubulars and related engineering services.

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

     The gas compression segment includes the manufacturing, packaging, renting, selling and providing of parts and services for gas compressor units over a broad horsepower range. Gas compressor units are used for increasing natural gas pressure to facilitate gas flow from the wellhead and through gas gathering systems and processing plants, to inject natural gas into oil wells for enhanced recovery and into gas storage wells, and in other general applications such as cogeneration, seismic marine surveys and natural gas fueling stations.

     The Company's operating results include several other businesses that the Company has sold through previously announced divestiture programs. Such businesses include the Harrisburg/Woolley division, which was sold in 1995; Barber Industries Limited, Enterra Patco Oilfield Products, Inc. and Arrow Completion Systems, Inc. ("Arrow"), each of which was sold in 1996; and CRC-Evans Pipeline International, Inc. ("CRC-Evans"), Total Engineering Services Team, Inc. ("TEST") and the American Aero Cranes division
("Cranes"), each of which was sold in 1997.

     The Company has grown significantly through acquisitions, having acquired more than 20 businesses since 1991. These acquisitions have allowed the Company to expand its product and service lines, improve its worldwide market position and realize significant consolidation cost savings. Management believes it has positioned the Company as a market leader in its primary businesses while significantly expanding and diversifying the Company's geographic operations.

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

     Average worldwide drilling activity, as measured by average drilling rig count reported by Baker Hughes Incorporated, increased 15% in 1997 to 2,126 active rigs compared to 1,841 active rigs in 1996. Average worldwide drilling activity increased 7% in 1996 compared to 1995. Drilling activity outside of North America increased 2% in 1997 and 5% in 1996 when compared to the prior year's average activity levels. U.S. drilling activity increased 21% in 1997 and 7% in 1996 when compared to the prior year's average activity levels. Canadian drilling activity increased 39% in 1997 and 17% in 1996 when compared to the prior year's average activity level. During the first two months of 1998, worldwide drilling activity was higher than during the same period of 1997. However, recent declines in oil prices have increased the level of uncertainty, and no assurance can be given as to the level of future drilling activity or demand for the Company's oilfield services and products.

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

     Demand for the Company's gas compression equipment and services depends primarily on demand for natural gas, the level and stability of natural gas prices, natural gas production and consumption, the amount of natural gas in storage, construction of gathering and storage systems, and the age and operating pressures of natural gas wells. Demand for purchased compressor packages declined in 1996 from the 1994 and 1995 levels, resulting in a weakening of market prices. Beginning in the fourth quarter of 1996 and extending through 1997, market conditions improved, resulting in higher demand for compressor packages and increased utilization of rental units. Another factor impacting the U.S. gas compression business is the trend of major oil companies toward outsourcing certain services and selling U.S. gas reserves to smaller operators. The Company expects demand for larger horsepower rental units to increase as major oil companies and smaller natural gas producers are less likely to own and operate gas compressor packages and are more likely to rent compressor packages to meet their compression needs.

                             RESULTS OF OPERATIONS

     A summary of operating results by industry segment is shown below:

                                             YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                           1997         1996        1995
                                       ------------  ----------  ----------
                                                  (IN THOUSANDS)
REVENUES:
     Oilfield services...............  $    645,906  $  520,195  $  470,085
     Oilfield products...............       182,311     149,713     115,399
     Gas compression.................       178,896     154,503      94,386
     Other businesses................        76,852     170,057     179,037
                                       ------------  ----------  ----------
                                       $  1,083,965  $  994,468  $  858,907
                                       ============  ==========  ==========
ACQUISITION-RELATED COSTS AND OTHER
  UNUSUAL CHARGES:
     Oilfield services...............  $    --       $   --      $   31,715
     Oilfield products...............       --           --          15,745
     Gas compression.................       --           --          --
     Other businesses................       --           --          11,711
     Corporate.......................       --           --          29,011
                                       ------------  ----------  ----------
                                       $    --       $   --      $   88,182
                                       ============  ==========  ==========
OPERATING INCOME (LOSS):
     Oilfield services...............  $    152,668  $   93,644  $   41,849
     Oilfield products...............        39,129      23,388     (13,253)
     Gas compression.................        13,723       7,833       7,788
     Other businesses................           440       8,849       2,010
     Corporate.......................       (12,878)     (7,958)    (38,212)
                                       ------------  ----------  ----------
                                       $    193,082  $  125,756  $      182
                                       ============  ==========  ==========

     OILFIELD SERVICES. Total oilfield services revenues increased 24% from $520.2 million in 1996 to $645.9 million in 1997, reflecting increased volume of activity and improved pricing resulting from a 15% increase in worldwide drilling activity, as reported by Baker Hughes Incorporated. The increased use of certain drilling techniques, such as re-entry, multi-lateral, horizontal and directional drilling, were also important contributors to revenue growth in 1997, particularly in North America. U.S. oilfield service revenues increased 33% to $317.7 million, while U.S. average rig count increased 21%. Revenues in Canada increased 29%, while average Canadian rig count increased 39%. Excluding Canada, international oilfield service revenues increased 15% compared to an average rig count increase of 2%. International revenue increases are primarily attributable to increased volume of rental and service activity, some pricing improvement and the introduction of downhole services into new markets. Operating income increased 63% from $93.6 million in 1996 to $152.7 million in 1997, primarily as a result of increased drilling activity, improved pricing and the introduction of downhole services into new markets.

     Revenues for the oilfield services segment increased 11% to $520.2 million in 1996 as compared to 1995. International revenues increased 15% to $281.3 million, while U.S. revenues increased 6% to $238.9 million. The increase in international service revenues is primarily attributable to increased activity in Canada, the North Sea, North and West Africa and Latin America. The increase in Canada is consistent with the 17% increase in the average drilling rig count over 1995. The average international drilling rig count, excluding Canada, increased 5% over the prior year, which contributed to the increase in international service revenues. International revenues also benefited from the introduction of fishing and other downhole services into certain markets in North and West Africa and Latin America in 1996. U.S. service revenues were positively impacted by an increase in the average 1996 U.S. drilling rig count of 7% over 1995, as well as price increases announced by the Company in August 1996 affecting most U.S. services and rentals. Excluding the impact of the acquisition-related costs and other unusual charges in 1995 discussed below, operating income for oilfield services increased 27% to $93.6 million in 1996 as compared to 1995. This increase is attributable to the increase in revenues experienced in 1996, along with cost savings achieved from the higher levels of activity and from efficiencies resulting from consolidating the operations of the Company. These increases were partially offset by additional costs incurred to introduce fishing and other downhole services into the markets discussed above.

     OILFIELD PRODUCTS. Oilfield products revenues increased 22% to $182.3 million in 1997 compared to $149.7 million in 1996. Cementation product sales increased 32% over 1996, primarily reflecting increased U.S. drilling activity, increased market share and the introduction of new products. Liner hanger sales and service revenues increased 66% in 1997 over 1996, which included the results of Nodeco AS and Aarbakke AS (collectively, "Nodeco") from the date they were acquired in May 1996. Gas lift product sales and service revenues remained consistent with 1996 levels. Oilfield products operating income increased $15.7 million, or 67%, from 1996 to 1997, primarily as a result of the increased volume of cementation product sales, operating efficiencies and the inclusion of the Nodeco operations for the full year of 1997.

     Revenues increased 30% to $149.7 million in 1996 compared to 1995, reflecting improved operating results from all manufacturing businesses. The Company acquired the business and assets of Nodeco, a Norwegian liner hanger manufacturer, in May 1996. The Nodeco operations contributed $18.4 million, or 16%, to the revenue increase. Cementation product sales improved significantly over the prior year due to an increase in market share and the higher levels of drilling activity worldwide. Excluding the impact of the acquisition-related costs and other unusual charges discussed below, operating income increased over 800% to $23.4 million compared to 1995. Approximately $4.0 million of the increase in operating income is attributable to the Nodeco operations. The remaining increase is due to the increase in revenues, combined with manufacturing efficiencies achieved as a result of the higher volume of product sales.

     GAS COMPRESSION. Revenues increased 16% to $178.9 million in 1997, compared to $154.5 million in 1996. Manufacturing and packaging revenues increased 21% to $78.2 million in 1997 compared to 1996, primarily as a result of a higher volume of packaged unit sales in Canada. Compressor rental and service revenues improved 12% to $100.7 million compared to 1996, reflecting the expansion and increased utilization of the Company's compressor rental fleet, which comprised over 440,000 horsepower at December 31, 1997. Operating income for the gas compression segment improved 75% to $13.7 million in 1997, primarily as a result of the increased revenues and ongoing process improvements.

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

     OTHER BUSINESSES. Revenues decreased from $170.1 million in 1996 to $76.9 million in 1997, due to the sale of these businesses during 1996 and 1997. Arrow was sold in December 1996, CRC-Evans and TEST were sold in June 1997 and Cranes was sold in September 1997. Operating income from other businesses decreased from $8.8 million in 1996 to $0.4 million in 1997, reflecting the sale of these businesses throughout the period and the net losses associated with these sales.

     Revenues decreased 5% to $170.1 million in 1996 as compared to 1995, primarily as a result of businesses which were sold in late 1995 and early 1996. This decrease was offset by higher revenues for

TEST and Cranes. TEST revenues improved primarily as a result of increased activity in the Gulf of Mexico, while revenues for Cranes increased in relation to the higher level of drilling activity, which resulted in new crane sales, service and rental contracts worldwide. Operating income excluding the impact of the acquisition-related costs and other unusual charges discussed below decreased 36% to $8.8 million in 1996 compared to 1995, due primarily to the impact of the sold businesses. The higher revenues for TEST and Cranes did not significantly impact operating income due to higher levels of costs incurred in 1996.

     GROSS PROFIT. The consolidated gross profit percentage was 33.0% in 1997 compared to 28.2% in 1996 and 27.2% in 1995. The increase in 1997 is the result of continued improved profitability in all segments of the Company's business, primarily resulting from improved pricing and volume of worldwide service activity. The increase in 1996 compared to 1995 is due primarily to improved profitability in U.S. oilfield services and oilfield products segments as a result of consolidation cost savings, improved pricing in certain areas and increased volume of activity. Compression margins were lower in 1996 than in 1995 due to the weak Canadian market and consolidation costs discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue declined to 12.9% in 1997 from 14.1% in 1996 and 16.1% in 1995. These decreases are a result of increased revenues combined with operational efficiencies achieved in consolidating the operations of acquired businesses into the Company.

     RESEARCH AND DEVELOPMENT. Research and development costs of $7.8 million in 1997 increased 9% over 1996, and research and development costs of $7.2 million in 1996 increased 44% compared to 1995. The increases primarily reflect the expansion of the Company's operations and the development of new products and service equipment designs to support the oilfield products and services businesses.

     EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. The Company's equity in the earnings of these affiliates was $2.6 million in 1997 compared to $2.1 million in 1996 and $1.5 million in 1995. These increases are primarily attributable to increased drilling activity in Saudi Arabia. The Company received cash dividends from its 50% or less-owned affiliates totaling $1.3 million, $1.6 million and $1.7 million in 1997, 1996 and 1995, respectively.

     FOREIGN CURRENCY LOSS (GAIN), NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded net foreign currency losses of $1.8 million in 1997 compared to gains of $49,000 and $74,000 in 1996 and 1995, respectively. The net loss recorded in 1997 primarily resulted from the strengthening of the U.S. dollar against European, Asian and Latin American currencies.

     OTHER EXPENSE, NET. Other expense, net, increased to $17.1 million compared to $8.7 million in 1996 and $3.8 million in 1995. The increase in 1997 was attributable to several factors, including net losses related to the sales of non-core businesses, additional goodwill amortization associated with the Nodeco acquisition, and adjustments to prior year estimates. The increase in 1996 is primarily related to the amortization of goodwill related to the acquisitions of Energy Industries and Nodeco.

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

     INTEREST. Net interest expense decreased to $17.5 million in 1997 compared to $20.9 million in 1996, primarily as a result of the repayment of indebtedness with cash provided from operations and from the sale of non-core businesses. Net interest expense increased to $20.9 million in 1996 compared to $15.1 million in 1995, primarily as a result of higher average debt balances outstanding. The increased indebtedness primarily related to the acquisitions of Nodeco in May 1996 and Energy Industries in December 1995.

     INCOME TAXES. The income tax provision (benefit) consists of taxes on foreign earnings, foreign taxes withheld on certain remittances from international subsidiaries, U.S. federal and state taxes, the recognition of general business tax credits currently available to reduce U.S. federal income tax, and the recognition of future taxable amounts. Income tax provision (benefit) as a percentage of income (loss) before income taxes was 36%, 33% and 29% for 1997, 1996 and 1995, respectively. The increase in the effective tax rates was primarily a result of differences in the components and tax rates applicable to foreign taxable income, the reversal of the valuation allowance on U.S. net operating loss carryforwards in 1995 and nondeductible goodwill amortization.

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and financial statement display of comprehensive income. SFAS No. 130 is effective January 1, 1998. Had SFAS No. 130 been adopted in 1997, the year-to-date change in cumulative translation adjustment would have been added to net income to calculate comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires segment information to be reported on a basis consistent with that used internally for evaluating resource allocation and segment performance. The Company will adopt SFAS No. 131 in 1998 and is currently evaluating its method of reporting segment information.

     In 1998, the FASB issued SFAS No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits", which standardizes disclosure requirements for pensions and other postretirement benefits. The Company is required to adopt SFAS No. 132 in 1998. Had the Company adopted SFAS No. 132 at December 31, 1997, it would have had no impact on the consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations provided cash of $166.7 million during 1997 compared to $128.7 million during 1996 and $78.9 million during 1995. Operating cash flow before changes in working capital accounts increased 25% to $215.5 million in 1997 compared to 1996, and 45% to $172.5 million in 1996 compared to 1995, reflecting the impact of acquisitions and growth in the Company's operations. Changes in working capital and other operating accounts used cash of $48.7 million in 1997 compared to $43.9 million in 1996 and $39.8 million during 1995. Working capital of $312.5 million at December 31, 1997 increased 6% compared to December 31, 1996, primarily due to the growth experienced in the Company's operations.

     On March 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Company into EVI, Inc. ("EVI"). Pursuant to the terms of the Merger Agreement, Weatherford stockholders will receive 0.95 of a share of EVI common stock for each share of Weatherford Common Stock. The transaction, which is expected to be accounted for as a pooling of interests and to result in no immediate federal income tax recognition for the Company's stockholders, is subject to the approval of the stockholders of each of EVI and Weatherford as well as customary regulatory approvals and other conditions to closing. The transaction is currently expected to close in late spring or early summer of 1998. There can be no assurance that this Merger will be consummated.

     During 1997, the Company completed the sales of CRC-Evans, TEST and Cranes, generating aggregate cash proceeds of $68.8 million, as part of a divestiture plan announced in September 1996. Proceeds were used primarily to repay bank debt.

     On May 23, 1996, the Company acquired the business and assets of Nodeco in a transaction accounted for as a purchase. The Company paid cash of $14.4 million net of cash acquired, issued 750,000 shares of Common Stock and assumed all liabilities of Nodeco, totaling approximately $12.1 million.

     On December 15, 1995, the Company completed the acquisition of substantially all of the assets of Energy Industries in a transaction accounted for as a purchase. The Company paid approximately $130.0 million in cash and assumed certain liabilities totaling approximately $12.5 million.

     On October 5, 1995, the Company completed a merger with Enterra, which was accounted for as a pooling of interests. The Company issued approximately 23.7 million shares of Common Stock in exchange for all the outstanding shares of Enterra common stock based on an exchange ratio of 0.845 of a share of Common Stock for each share of Enterra common stock outstanding. In connection with the Enterra merger, the Company recorded acquisition-related costs totaling $59.9 million.

     Capital expenditures, excluding business acquisitions and net of proceeds from sales of assets in the normal course of business, declined 4% to $123.0 million in 1997 compared to 1996. Net capital expenditures increased 62% in 1996 to $128.4 million compared to 1995, primarily as a result of the Company's expanded gas compression business, the increase in industry activity worldwide and the introduction of certain oilfield services businesses into new areas in 1996. Management anticipates that the Company's future capital spending levels will continue to be influenced by market opportunities and growth in the Company's operations.

     The Company's consolidated indebtedness decreased to $211.9 million at December 31, 1997 from $315.8 million at December 31, 1996, primarily as a result of the repayment of debt with cash provided by operations and with proceeds from the divestitures mentioned above. The Company's ratio of debt to total capitalization was 18% at December 31, 1997 compared to 27% at December 31, 1996.

     The Company has outstanding $200 million of publicly-held 7 1/4% notes due May 15, 2006 (the "7 1/4% Notes"). Interest on the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year.

     On October 24, 1997, the Company amended its primary bank credit facility, extending its $200 million revolving credit facility (the "Revolving Credit Facility") through October 24, 2002, reducing interest rates and fees and improving other terms and conditions. Amounts outstanding under the Revolving Credit Facility accrue interest at a variable rate ranging from 0.25% to 0.625% above a specified Eurodollar rate, depending on the credit ratings assigned to the 7 1/4% Notes. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the 7 1/4% Notes, is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Revolving Credit Facility to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 50%.

     At December 31, 1997, the Company had $200 million available to borrow under the Revolving Credit Facility. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $13.0 million of letters of credit and bid and performance bonds outstanding at December 31, 1997.

     The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. Management believes that the Company will achieve year 2000 compliance through a combination of upgrading to new releases of existing software and replacement of existing software with new fully compliant systems by mid-1999. Management believes that the expenses and capital expenditures associated with achieving year 2000 compliance will not have a materially adverse impact on the financial condition, results of operations or liquidity of the Company. The Company is currently gathering information from its key suppliers, venders and financial institutions regarding year 2000 compliance. The inability of these key outside parties to achieve year 2000 compliance could have a material impact on the Company's operations.

     The Company conducts a portion of its business in currencies other than the U.S. dollar, including the Canadian dollar, major European currencies and certain Latin American currencies. Although most of the revenues of the Company's foreign operations are denominated in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations also generally are denominated in the same currency. Changes in the value of the U.S. dollar relative to these foreign currencies affect the weighted average currency exchange rates used to translate the statements of income of the Company's international subsidiaries into U.S. dollars. The impact of exchange rate fluctuations during 1997, 1996 and 1995 did not have a material effect on reported amounts of revenues or net income. The increase in the value of the U.S. dollar against most major currencies during 1997 caused the cumulative translation adjustment, a reduction in stockholders' equity, to increase by $21.0 million.

     The Company enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $5.2 million in 1997 and $1.1 million in 1996 and a net cash outflow of $2.7 million in 1995.

     Management believes the combination of working capital, the unused portion of the Revolving Credit Facility and cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its normal operations. The Company continues to seek opportunities to enhance its competitiveness through strategic acquisitions. Management believes that any borrowings made in connection with any such acquisitions will not have a materially adverse impact on the Company's liquidity. Management believes that it is premature to provide specific information with respect to any such possible acquisitions because of the status of, and possible adverse impact on, negotiations, and because, in any event, there can be no assurance that any of such possible acquisitions will be consummated.

     Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific Region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government or international sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have eventually resumed in relation to market forces. Certain areas, including the CIS, Algeria and Nigeria and parts of the Middle East, the Asia Pacific region and Latin America, have been subjected to political disruption or civil disturbances in the past twelve months. Generally, business interruptions resulting from war, political disruptions or civil disturbances negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

     The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weatherford Enterra, Inc.:

     We have audited the accompanying consolidated balance sheets of Weatherford Enterra, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford Enterra, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
    ARTHUR ANDERSEN LLP
    Houston, Texas
    March 11, 1998

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                              1997          1996
                                          ------------  ------------
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............  $     42,348  $     33,029
  Receivables, net of allowance of
     $22,467 and $16,241................       261,449       272,816
  Inventories, net of allowance of
     $16,671 and $21,261................       169,048       163,302
  Deferred tax assets...................        11,266        20,090
  Prepayments and other.................        20,767        16,197
                                          ------------  ------------
          Total current assets..........       504,878       505,434
                                          ------------  ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land..................................        16,166        20,041
  Buildings and improvements............        93,033       101,114
  Rental and service equipment..........     1,010,065     1,017,866
  Machinery and other equipment.........       131,230       115,665
                                          ------------  ------------
                                             1,250,494     1,254,686
  Less -- Accumulated depreciation......       682,048       693,496
                                          ------------  ------------
                                               568,446       561,190
                                          ------------  ------------
GOODWILL, net...........................       266,121       290,474
                                          ------------  ------------
OTHER ASSETS............................        38,550        40,625
                                          ------------  ------------
                                          $  1,377,995  $  1,397,723
                                          ============  ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and current portion of
     long-term debt.....................  $      2,823  $     24,508
  Accounts payable......................        63,808        65,713
  Accrued compensation and employee
     benefits...........................        29,752        29,885
  Accrued income taxes..................        30,404        17,427
  Accrued taxes other than income
     taxes..............................        11,602        10,078
  Accrued insurance.....................        10,329        11,283
  Other accrued liabilities.............        43,627        52,465
                                          ------------  ------------
          Total current liabilities.....       192,345       211,359
                                          ------------  ------------
LONG-TERM DEBT..........................       209,124       291,266
                                          ------------  ------------
DEFERRED TAX LIABILITIES................        27,401        34,728
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES.............        14,999        18,762
                                          ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par; shares
     authorized 1,000,000; none
     issued.............................       --            --
  Common stock, $.10 par; shares
     authorized 80,000,000; issued
     52,701,964 and 52,172,796..........         5,270         5,217
  Paid-in capital.......................       652,378       639,679
  Retained earnings.....................       313,216       200,316
  Cumulative translation adjustment.....       (23,795)       (2,768)
  Treasury stock, 322,667 and 28,269
     common shares, at cost.............       (12,943)         (836)
                                          ------------  ------------
          Total stockholders' equity....       934,126       841,608
                                          ------------  ------------
                                          $  1,377,995  $  1,397,723
                                          ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           1997         1996        1995
                                       ------------  ----------  ----------
REVENUES:
  Services and rentals...............  $    821,397  $  746,180  $  612,597
  Products...........................       262,568     248,288     246,310
                                       ------------  ----------  ----------
          Total revenues.............     1,083,965     994,468     858,907
                                       ------------  ----------  ----------
COSTS AND EXPENSES:
  Cost of services and rentals.......       551,375     537,313     442,902
  Cost of products...................       175,165     177,033     182,444
  Selling, general and administrative
     expenses........................       140,229     140,614     137,959
  Research and development...........         7,782       7,154       4,954
  Equity in earnings of
     unconsolidated affiliates.......        (2,582)     (2,078)     (1,477)
  Foreign currency loss (gain),
     net.............................         1,782         (49)        (74)
  Other expense, net.................        17,132       8,725       3,835
  Acquisition-related costs and other
     unusual charges.................       --           --          88,182
                                       ------------  ----------  ----------
          Total operating costs and
             expenses................       890,883     868,712     858,725
                                       ------------  ----------  ----------
OPERATING INCOME.....................       193,082     125,756         182
Interest expense.....................        20,139      22,914      17,217
Interest income......................        (2,630)     (2,005)     (2,081)
                                       ------------  ----------  ----------
Income (loss) before income taxes....       175,573     104,847     (14,954)
Income tax provision (benefit).......        62,673      34,774      (4,396)
                                       ------------  ----------  ----------
NET INCOME (LOSS)....................  $    112,900  $   70,073  $  (10,558)
                                       ============  ==========  ==========
Basic earnings (loss) per common
  share..............................  $       2.15  $     1.35  $    (0.21)
                                       ============  ==========  ==========
Diluted earnings (loss) per common
  share..............................  $       2.14  $     1.35  $    (0.21)
                                       ============  ==========  ==========
Weighted average shares
  outstanding........................        52,430      51,722      50,681
Diluted average shares outstanding...        52,837      52,097      50,681

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                              CUMULATIVE
                                           COMMON    PAID-IN     RETAINED     TRANSLATION    TREASURY
                                           STOCK     CAPITAL     EARNINGS     ADJUSTMENT      STOCK       TOTAL
                                           ------    --------    ---------    -----------    --------   ----------
BALANCE, December 31, 1994..............   $5,058    $593,744    $ 140,801     $  (4,168)    $   (801)  $  734,634
Shares issued under employee benefit
  plans.................................       1          187       --            --            --             188
Stock grants and options exercised......      40        8,300       --            --              (60)       8,280
Currency translation adjustment.........    --          --          --            (1,701)       --          (1,701)
Net loss................................    --          --         (10,558)       --            --         (10,558)
                                           ------    --------    ---------    -----------    --------   ----------
BALANCE, December 31, 1995..............   5,099      602,231      130,243        (5,869)        (861)     730,843
Shares issued under employee benefit
  plans.................................       3        1,367       --            --              419        1,789
Stock grants and options exercised......      40        9,636       --            --             (394)       9,282
Issuance of Common Stock in
  acquisition...........................      75       26,445       --            --            --          26,520
Currency translation adjustment.........    --          --          --             3,101        --           3,101
Net income..............................    --          --          70,073        --            --          70,073
                                           ------    --------    ---------    -----------    --------   ----------
BALANCE, December 31, 1996..............   5,217      639,679      200,316        (2,768)        (836)     841,608
Shares issued under employee benefit
  plans.................................       1          474       --            --            --             475
Stock grants and options exercised......      52       12,225       --            --             (247)      12,030
Purchase of treasury stock..............    --          --          --            --          (11,860)     (11,860)
Currency translation adjustment.........    --          --          --           (21,027)       --         (21,027)
Net income..............................    --          --         112,900        --            --         112,900
                                           ------    --------    ---------    -----------    --------   ----------
BALANCE, December 31, 1997..............   $5,270    $652,378    $ 313,216     $ (23,795)    $(12,943)  $  934,126
                                           ======    ========    =========    ===========    ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                           1997          1996          1995
                                       ------------  ------------  ------------
NET INCOME (LOSS)....................  $    112,900  $     70,073  $    (10,558)
Income items not requiring
  (providing) cash:
  Depreciation and amortization......       110,810       105,857        95,957
  Non-cash portion of
     acquisition-related costs and
     other unusual charges...........       --            --             66,196
  Deferred income tax provision
     (benefit).......................        11,548        12,103       (20,781)
  Gain on sales of assets, net.......       (16,704)      (14,058)      (12,503)
  Other non-cash items, net..........        (3,079)       (1,428)          409
  Increase (decrease) in operating
     cash flow resulting from:
       Receivables, net..............       (37,229)      (38,587)       16,277
       Inventories, net..............       (39,681)       (8,384)      (12,603)
       Payment of deferred loan
          costs......................       --             (4,820)         (892)
       Prepayments and other.........         4,562          (922)       (5,799)
       Accounts payable and accrued
          liabilities................        25,800        15,868       (46,307)
       Other long-term liabilities...        (2,194)       (7,024)        9,477
                                       ------------  ------------  ------------
CASH PROVIDED BY OPERATING
  ACTIVITIES.........................       166,733       128,678        78,873
                                       ------------  ------------  ------------
Purchases of property, plant and
  equipment..........................      (153,412)     (148,656)     (110,625)
Proceeds from sales of property,
  plant and equipment................        30,431        20,215        31,137
Proceeds from sales of businesses....        68,798        40,481         9,493
Acquisitions, net of notes issued and
  cash acquired......................       --            (16,278)     (139,226)
Other net cash flows from investing
  activities.........................        (6,384)      (15,388)       (9,245)
                                       ------------  ------------  ------------
CASH USED IN INVESTING ACTIVITIES....       (60,567)     (119,626)     (218,466)
                                       ------------  ------------  ------------
Borrowings under credit facilities...        13,190       250,783       411,737
Repayment of borrowings..............      (115,374)     (271,565)     (283,346)
Net cash flows from currency hedging
  transactions.......................         5,229         1,133        (2,719)
Purchase of treasury stock...........       (11,860)      --            --
Proceeds from stock option exercises,
  sales of stock to employee benefit
  plans and other....................        12,752        11,046         6,268
                                       ------------  ------------  ------------
CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES.........................       (96,063)       (8,603)      131,940
                                       ------------  ------------  ------------
Effect of exchange rate changes on
  cash...............................          (784)         (220)        4,347
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
  equivalents........................         9,319           229        (3,306)
Cash and cash equivalents at
  beginning of year..................        33,029        32,800        36,106
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
  year...............................  $     42,348  $     33,029  $     32,800
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
  Interest...........................  $     19,588  $     12,826  $     14,396
  Income taxes.......................        38,016        14,652        17,741

  The accompanying notes are an integral part of these consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Weatherford Enterra, Inc. and its subsidiaries (the "Company" or "Weatherford") after elimination of all significant intercompany accounts and transactions. The Company accounts for its 50% or less-owned affiliates using the equity method. Weatherford is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry.

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

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The reported value of all financial instruments approximates market value. Prepayments and other current assets at December 31, 1997 and 1996 included cash of approximately $3,436,000 and $1,656,000, respectively, which was restricted as a result of exchange controls in certain foreign countries or cash collateral requirements for performance bonds, letters of credit and customs bonds.

     INVENTORIES. Inventories, net of allowances, are valued at the lower of cost (first-in, first-out or average) or market and are summarized as follows (in thousands):

                                          1997        1996
                                       ----------  ----------
Spare parts and components...........  $   56,686  $   41,068
Raw materials........................      29,920      28,734
Work in process......................      19,904      26,902
Finished goods.......................      62,538      66,598
                                       ----------  ----------
                                       $  169,048  $  163,302
                                       ==========  ==========

     Work in process and finished goods inventories include the costs of materials, labor and plant overhead.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of assets are as follows:

Buildings and improvements...........    5-45 years
Rental and service equipment.........    3-15 years
Machinery and other equipment........    3-15 years

     Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and any resulting gain or loss is included in the consolidated statements of income. The Company evaluates potential impairment of property, plant and equipment and other long-lived assets on an ongoing basis as necessary whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

     GOODWILL. Goodwill represents the excess of the aggregate price paid by the Company in acquisitions accounted for as purchases over the fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis generally over a period of 40 years. The Company evaluates potential impairment of goodwill on an ongoing basis as necessary whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Goodwill amortization expense totaled $7,713,000, $7,044,000

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and $5,852,000 during 1997, 1996 and 1995, respectively. Accumulated amortization at December 31, 1997 and 1996 was $22,536,000 and $14,199,000,
respectively.

     INCOME TAXES. The Company applies the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws.

     The Company does not provide federal income taxes on the undistributed earnings of certain of its foreign subsidiaries because it believes these amounts are permanently invested outside the United States. The cumulative amount of such undistributed earnings on which federal taxes have not been provided was $173,502,000 at December 31, 1997. If these foreign earnings were to be ultimately remitted, certain foreign withholding taxes would be payable and U.S. federal income taxes payable at that time would be reduced by foreign tax credits generated by the repatriation.

     ENVIRONMENTAL EXPENDITURES. Environmental expenditures that relate to ongoing business activities are expensed or capitalized, in accordance with the Company's capitalization policy. Expenditures that relate to the remediation of an existing condition caused by past operations, and which do not contribute to current or future revenues, are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites. Liabilities included $5,203,000 and $10,263,000 of accrued environmental expenditures at December 31, 1997 and 1996, respectively.

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

     FOREIGN EXCHANGE CONTRACTS. The Company enters into foreign exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At December 31, 1997 and 1996, the Company had contracts maturing within the next 60 days to sell $36,802,000 and $50,942,000, respectively, in Norwegian kroner, U.K. pounds sterling, Canadian dollars and Dutch guilders. Had such respective contracts matured on December 31, 1997 and 1996, the Company's required cash outlay would have been minimal.

     REVENUE RECOGNITION. Revenues are generally recognized when services and rentals are provided and when products and equipment are shipped. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as revenues.

     EARNINGS (LOSS) PER COMMON SHARE. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Accordingly, the Company's reported per share results for prior periods have been restated. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share for 1997 and 1996 also assume the

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exercise of employee stock options under the treasury stock method. Stock options are not included in the 1995 computation because to do so would have been anti-dilutive.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows (in thousands except per share amounts):

                                                                 PER SHARE
                                        NET INCOME    SHARES      AMOUNT
                                        ----------   ---------   ---------
1997:
     Basic earnings per common
     share...........................    $112,900       52,430    $  2.15
                                                                 =========
     Employee stock options..........      --              407
                                        ----------   ---------
     Diluted earnings per common
     share...........................    $112,900       52,837    $  2.14
                                        ==========   =========   =========
1996:
     Basic earnings per common
     share...........................    $ 70,073       51,722    $  1.35
                                                                 =========
     Employee stock options..........      --              375
                                        ----------   ---------
     Diluted earnings per common
     share...........................    $ 70,073       52,097    $  1.35
                                        ==========   =========   =========
1995:
     Basic and diluted loss per
     common share....................    $(10,558)      50,681    $ (0.21)
                                        ==========   =========   =========

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

     STOCK-BASED COMPENSATION. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the option exercise price (see Note 5).

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and financial statement display of comprehensive income. SFAS No. 130 is effective January 1, 1998. Had SFAS No. 130 been adopted in 1997, the year-to-date change in cumulative translation adjustment would have been added to net income to calculate comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires segment information to be reported on a basis consistent with that used internally for evaluating resource allocation and segment performance. The Company will adopt SFAS No. 131 in 1998 and is currently evaluating its method of reporting segment information.

     In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes disclosure requirements for pensions and other postretirement benefits. The Company is required to adopt SFAS No. 132 in 1998. Had the Company adopted SFAS No. 132 at December 31, 1997, it would have had no impact on the consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RECLASSIFICATIONS. Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation.

(2)  ACQUISITIONS, MERGERS AND DIVESTITURES

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

     OTHER ACQUISITIONS. During 1996 and 1995, the Company acquired several businesses in addition to those mentioned above in transactions accounted for as purchases. The impact of these acquisitions on reported results of operations, on a pro forma basis, was not material to the Company's consolidated results of operations.

     DIVESTITURES. During 1997, 1996 and 1995, the Company sold certain non-core businesses which did not fit into the long-term strategy of the Company. Such businesses included CRC-Evans Pipeline International, Inc., Arrow Completion Systems, Inc., Total Engineering Services Team, Inc. and several others (see Note 9). Cash proceeds from these transactions totaled $68,798,000, $40,481,000 and $9,493,000 in 1997, 1996 and 1995, respectively, and were primarily used to repay bank debt.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  DEBT

     Debt consisted of the following (in thousands):

                                          1997        1996
                                       ----------  ----------
7 1/4% Notes.........................  $  200,000  $  200,000
Bank term loan.......................      --          95,950
Foreign bank debt, denominated in
  foreign currencies.................       8,152      11,231
Other indebtedness...................       3,795       8,593
                                       ----------  ----------
                                          211,947     315,774
Less -- Amounts due within one
  year...............................       2,823      24,508
                                       ----------  ----------
                                       $  209,124  $  291,266
                                       ==========  ==========

     The Company has outstanding $200,000,000 of 7 1/4% notes due May 15, 2006 (the "7 1/4% Notes"). Interest on the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year.

     On October 24, 1997, the Company amended its primary bank credit facility, extending its $200,000,000 revolving credit facility (the "Revolving Credit Facility") through October 24, 2002, reducing interest rates and fees and improving other terms and conditions. The balance outstanding under the bank term loan was repaid earlier in 1997. Amounts outstanding under the Revolving Credit Facility accrue interest at a variable rate, ranging from 0.25% to 0.625% above a specified Eurodollar rate, depending on the credit ratings assigned to the 7 1/4% Notes. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the 7 1/4% Notes, is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Revolving Credit Facility to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 50%.

     Maturities of the Company's debt at December 31, 1997 were as follows (in thousands):

1998....................................  $    2,823
1999....................................       6,525
2000....................................         579
2001....................................         647
2002....................................         682
Thereafter..............................     200,691
                                          ----------
                                          $  211,947
                                          ==========

     At December 31, 1997, the Company had $200,000,000 available to borrow under the Revolving Credit Facility. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $13,019,000 of letters of credit and bid and performance bonds outstanding at December 31, 1997.

(4)  INCOME TAXES

     The components of income (loss) before income taxes were as follows (in thousands):

                                             1997        1996        1995
                                          ----------  ----------  ----------
Foreign.................................  $   60,722  $   52,529  $   23,853
United States...........................     114,851      52,318     (38,807)
                                          ----------  ----------  ----------
                                          $  175,573  $  104,847  $  (14,954)
                                          ==========  ==========  ==========

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The income tax provision (benefit) was comprised of the following (in thousands):

                                             1997        1996        1995
                                          ----------  ----------  ----------
Current:
     Foreign............................  $   26,812  $   18,729  $   15,439
     U.S. federal and state income
       taxes............................      24,313       3,942         946
                                          ----------  ----------  ----------
          Total current.................      51,125      22,671      16,385
                                          ----------  ----------  ----------
Deferred:
     Foreign............................       2,562         478       3,038
     U.S. federal.......................       8,986      11,625     (23,819)
                                          ----------  ----------  ----------
          Total deferred................      11,548      12,103     (20,781)
                                          ----------  ----------  ----------
                                          $   62,673  $   34,774  $   (4,396)
                                          ==========  ==========  ==========

     The consolidated provision (benefit) for income taxes differs from the provision (benefit) computed at the statutory U.S. federal income tax rate of 35% for the following reasons (in thousands):

                                         1997       1996        1995
                                       ---------  ---------  ----------
Tax provision (benefit) at U.S.
  statutory rate.....................  $  61,451  $  36,696  $   (5,234)
Foreign income, taxed at more than
  U.S. statutory rate................      8,120        715       7,687
Intercompany dividends...............      1,001     --             557
Benefit of U.S. NOL carryforwards and
  other credits......................     (7,719)    (9,550)    (15,299)
Nondeductible goodwill...............      3,051      1,601       1,601
Nondeductible expenses related to
  acquisitions.......................     --         --           3,307
U.S. alternative minimum taxes and
  state income taxes.................        868      3,942         946
Other................................     (4,099)     1,370       2,039
                                       ---------  ---------  ----------
                                       $  62,673  $  34,774  $   (4,396)
                                       =========  =========  ==========

     On the accompanying consolidated balance sheets, current deferred tax assets and liabilities are netted within each tax jurisdiction. The components of the net deferred tax assets (liabilities) shown on the consolidated balance sheets are as follows (in thousands):

                                          1997        1996
                                       ----------  ----------
Current deferred tax assets..........  $   11,470  $   22,450
Valuation allowance, current.........        (204)     (2,360)
Non-current deferred tax assets......      15,063      26,806
Valuation allowance, non-current.....      (2,300)     (7,864)
                                       ----------  ----------
     Total deferred tax assets.......      24,029      39,032
                                       ----------  ----------
Current deferred tax liabilities.....      (1,043)     (2,867)
Non-current deferred tax
  liabilities........................     (27,401)    (34,728)
                                       ----------  ----------
     Total deferred tax
       liabilities...................     (28,444)    (37,595)
                                       ----------  ----------
Net deferred tax assets
  (liabilities)......................  $   (4,415) $    1,437
                                       ==========  ==========

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The change in the valuation allowance in 1997 and 1996 primarily relates to utilization of U.S. net operating loss ("NOL") and tax credit carryfowards and management's assessment that future taxable income will be sufficient to enable the Company to utilize remaining NOL and tax credit carryforwards. The tax effects of significant temporary differences giving rise to deferred tax assets (liabilities) are as follows (in thousands):

                                          1997        1996
                                       ----------  ----------
NOL and tax credit carryforwards.....  $   12,347  $   24,990
Depreciation and amortization........     (24,896)    (18,939)
Financial reserves and accruals not
  yet deductible.....................       9,127      19,426
Other differences between financial
  and tax bases of assets and
  liabilities........................       1,511     (13,816)
Valuation allowances.................      (2,504)    (10,224)
                                       ----------  ----------
                                       $   (4,415) $    1,437
                                       ==========  ==========

     The Company has U.S. NOL carryforwards available to reduce future U.S. taxable income of $6,973,000 expiring between 1999 and 2009, of which $2,558,000 is limited pursuant to Section 382 of the U.S. Internal Revenue Code.

(5)  COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

     COMMON STOCK. In December 1997, the Board of Directors instituted a stock repurchase program under which the Company is authorized to purchase up to $100,000,000 of Common Stock from time to time in open market transactions or in privately negotiated transactions. Pursuant to this program, the Company purchased 289,200 shares of Common Stock in December 1997 at an average cost of $41.01 per share. During the two-month period ended February 28, 1998, the Company purchased 1,040,300 shares of Common Stock at an average cost of $35.98 per share.

     STOCK OPTION PLANS. The Company has a number of stock option plans pursuant to which officers and other key employees may be granted options to purchase shares of Common Stock at fair market value. Options generally become exercisable in three annual installments, commencing one year after the date of grant. Unexercised options expire ten years after the date of grant. In addition, the Company has a Non-Employee Director Stock Option Plan (the "Director Option Plan") pursuant to which each non-employee director receives upon initial election as a director an option to purchase 2,500 shares and, at each annual meeting thereafter, an additional option to purchase 2,000 shares of Common Stock, in each case at fair market value. Options granted under the Director Option Plan become exercisable six months after the date of grant, and unexercised options expire ten years after the date of grant. Enterra had a similar plan, pursuant to which directors of Enterra received immediately exercisable options to purchase shares of Enterra common stock at fair market value. All outstanding options under the Enterra director plan were exercised prior to the Enterra merger.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes activity related to stock option plans of the Company:

                                             NUMBER OF SHARES
                                        --------------------------
                                                     NON-EMPLOYEE     WEIGHTED AVERAGE
                                        EMPLOYEES      DIRECTORS       EXERCISE PRICE
                                        ---------    -------------    ----------------
Outstanding, December 31, 1994.......     978,935        59,150            $16.06
Granted..............................     953,985        58,075             20.89
Exercised............................    (220,284)      (88,725)            16.02
Terminated...........................    (424,404)       --                 17.03
                                        ---------    -------------
Outstanding, December 31, 1995.......   1,288,232        28,500             18.72
Granted..............................     325,650         3,000             31.59
Exercised............................    (238,665)      (11,500)            19.09
Terminated...........................    (376,977)       --                 21.93
                                        ---------    -------------
Outstanding, December 31, 1996.......     998,240        20,000             21.79
Granted..............................     446,250        16,500             30.74
Exercised............................    (375,697)       (3,000)            19.52
Terminated...........................     (50,429)       --                 26.02
                                        ---------    -------------
Outstanding, December 31, 1997.......   1,018,364        33,500            $26.41
                                        =========    =============
Shares available for future issuance,
  December 31, 1997..................   1,702,782        45,500
                                        =========    =============
Exercisable, December 31, 1995.......     432,494        21,000            $15.49
Exercisable, December 31, 1996.......     398,569        20,000             15.92
Exercisable, December 31, 1997.......     322,822        33,500             20.40

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                        ------------------------------------------       --------------------------
                                                           AVERAGE        WEIGHTED                         WEIGHTED
              RANGE OF                    NUMBER          REMAINING       AVERAGE          NUMBER          AVERAGE
           EXERCISE PRICES              OUTSTANDING         LIFE           PRICE         EXERCISABLE        PRICE
-------------------------------------   -----------       ---------       --------       -----------       --------
          $ 6.75 to $15.75                 110,185        4.4 years        $13.14          108,767          $13.16
           17.50 to  19.75                 190,924        6.8 years         18.97          148,461           19.10
           21.30 to  30.63                 353,893        8.0 years         28.99           20,266           23.04
           30.75 to  31.56                 396,862        8.6 years         31.37           78,828           32.15
                                        -----------                                      -----------
          $ 6.75 to $31.56               1,051,864        7.6 years        $26.41          356,322          $20.40
                                        ===========                                      ===========

     The weighted average fair values of options granted during 1997, 1996 and 1995 were $12.96, $14.46 and $8.53 per share, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: expected volatility of 42%, 50% and 52% (38% for options issued by Enterra prior to the merger), risk free interest rates of 6.07%, 5.13% and 6.85% (7% for options issued by Enterra prior to the merger), expected lives of four years and zero dividend yield. If the fair value-based method of accounting under SFAS No. 123 had been applied, the Company's pro forma net income (loss) and diluted earnings
(loss) per share would have been, respectively, $110,765,000 and $2.10 in 1997, $68,412,000 and $1.31 in 1996 and $(11,926,000) and $(0.23) in 1995. As the
disclosure requirements of SFAS No. 123 are not applicable to options granted prior to 1995, the pro forma effects for 1997, 1996 and 1995 are not indicative of the pro forma effects in future years.

     In addition to the options in the above table, the Company granted options to purchase 84,500, 45,337 and 34,200 shares of Common Stock in 1995, 1994 and 1991, respectively, to former directors and former

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

employees of acquired companies and to a former officer of the Company. These options were granted pursuant to separate agreements and are not covered by an option plan. Exercises of such options totaled 22,816, 16,483 and 40,334 shares in 1997, 1996 and 1995, respectively, and 67,600 of such options were outstanding and exercisable at December 31, 1997 at a weighted average exercise price of $25.75 per share.

     STOCK APPRECIATION RIGHTS PLAN. The Company has a stock appreciation rights plan (the "SAR Plan") pursuant to which certain officers and other key employees were granted stock appreciation units ("SARs"). The SAR Plan was amended in 1992 to provide that no additional grants would be made. SARs were awarded in connection with stock options granted under one of the Company's stock option plans and can be exercised only if the related stock option is exercised. Compensation expense is recorded based on the increase in the market price of the Company's Common Stock since the date of grant. At December 31, 1997, there were 15,543 SARs outstanding, all of which were vested, at an average price of $10.41 per SAR. During 1997, 1996 and 1995, the Company recognized compensation expense of $700,000, $225,000 and $121,000, respectively, in connection with SARs.

     STOCK BONUS PLAN. The Company has a stock bonus plan (the "Bonus Plan"), pursuant to which officers and certain other key employees of the Company may be granted shares of Common Stock. The market value of shares granted under the Bonus Plan is recorded as compensation expense on the date of grant. With respect to the Bonus Plan, the Company granted 2,485 and 21,391 shares in 1997 and 1996, respectively, and recognized compensation expense of $110,000 and $675,000 during 1997 and 1996, respectively. The Company granted no shares under the Bonus Plan in 1995. There were 1,303 shares available for future grants under the Bonus Plan at December 31, 1997.

     RESTRICTED STOCK PLANS. The Company has a restricted stock plan for certain officers of the Company (the "Restricted Plan") and a restricted stock plan for non-employee directors (the "Director Restricted Plan"; collectively, the "Restricted Stock Plans"), pursuant to which shares of Common Stock may be granted. Shares granted under the Restricted Stock Plans are subject to certain restrictions on ownership and transferability when granted. Restrictions applicable to shares granted under the Restricted Plan lapse in part based on continued employment and in part based on Company performance. Restrictions applicable to shares granted under the Director Restricted Plan lapse in three equal annual installments, commencing one year after the date of grant. The compensation related to the restricted stock grants is deferred and amortized to expense on a straight-line basis over the period of time the restrictions are in place, and the unamortized

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) portion is classified as a reduction of paid-in capital in the accompanying consolidated balance sheets. The following table provides a summary of activity related to the Restricted Stock Plans:

                                                NUMBER OF SHARES
                                           --------------------------
                                                         NON-EMPLOYEE
                                           EMPLOYEES      DIRECTORS
                                           ----------    ------------
Outstanding, December 31, 1994..........       53,832        --
Granted (market price: $18.50 per
  share)................................       29,500        --
Restrictions terminated.................      (47,193)       --
                                           ----------    ------------
Outstanding, December 31, 1995..........       36,139        --
Granted (market price: $31.56 per
  share)................................       31,000        --
Restrictions terminated.................      (37,735)       --
                                           ----------    ------------
Outstanding, December 31, 1996..........       29,404        --
Granted (average market price: $32.08
  per share)............................       91,041        10,838
Restrictions terminated.................      (27,030)       --
                                           ----------    ------------
Outstanding, December 31, 1997..........       93,415        10,838
                                           ==========    ============
Shares available for future grants at
  December 31, 1997.....................       38,396       239,162
                                           ==========    ============
Compensation expense:
     1997...............................   $1,146,000      $120,000
     1996...............................      418,000        --
     1995...............................      392,000        --
Deferred compensation at December 31:
     1997...............................   $3,095,000      $352,000
     1996...............................    1,445,000        --

     STOCK PURCHASE PLAN. The Company has an employee stock purchase plan (the "ESPP"), pursuant to which eligible employees can purchase shares of Common Stock through payroll deductions. The Company matches a specified percentage of the employee contributions made to the ESPP. Company matching contributions to the ESPP totaled $162,000, $88,000 and $48,000 during 1997, 1996 and 1995, respectively. There were 51,015 shares available for future purchases under the ESPP at December 31, 1997.

(6)  RETIREMENT AND EMPLOYEE BENEFIT PLANS

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

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pension expense related to the Company's defined contribution pension plans totaled $2,806,000, $3,200,000 and $4,489,000 in 1997, 1996 and 1995,
respectively. Pension expense related to the Company's defined benefit pension plans included the following components (in thousands):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Service cost -- benefits earned
during the period....................  $     961  $   1,248  $     692
Interest cost on projected benefit
obligation...........................        386        427        365
Actual return on plan assets.........       (391)      (466)      (354)
Net amortization and deferral........         48        213        115
                                       ---------  ---------  ---------
                                       $   1,004  $   1,422  $     818
                                       =========  =========  =========

     The following table sets forth the funded status of the Company's defined benefit pension plans and the assumptions used in computing such information (in thousands, except percentages):

                                          U.S. PLANS          NON-U.S. PLANS
                                     --------------------  --------------------
                                       1997       1996       1997        1996
                                     ---------  ---------  ---------   --------
Actuarial present value of benefit
obligations:
Vested benefit obligation........... $   1,356  $   1,257  $   3,053   $  2,933
                                     =========  =========  =========   ========
Accumulated benefit obligation...... $   1,599  $   1,902  $   3,531   $  3,388
                                     =========  =========  =========   ========
Projected benefit obligation........ $   1,599  $   2,026  $   4,261   $  4,192
Plan assets at fair value...........     1,487      1,383      2,553      2,194
                                     ---------  ---------  ---------   --------
Projected benefit obligation in
  excess of plan assets.............      (112)      (643)    (1,708)    (1,998)
Unrecognized prior service cost.....      (620)      (637)       124        158
Unrecognized net (gain) loss........       457        592       (758)      (775)
Unrecognized transition obligation..    --         --             81        125
                                     ---------  ---------  ---------   --------
Unfunded accrued pension cost.......      (275)      (688)    (2,261)    (2,490)
Adjustment for minimum liability....    --             (9)    --          --
                                     ---------  ---------  ---------   --------
Pension liability................... $    (275) $    (697) $  (2,261)  $ (2,490)
                                     =========  =========  =========   ========
Assumed discount rates..............      7.25%      7.25%   6.0-8.0%   6.5-8.0%
Assumed rates of increase in
  compensation levels...............       4.0%       4.0%   3.7-5.0%   3.7-5.0%
Assumed expected long-term rate of
  return
  on plan assets....................       8.0%       8.0%       8.0%       8.0%

(7)  COMMITMENTS AND CONTINGENCIES

     Aggregate minimum rental commitments under noncancelable operating leases with lease terms in excess of one year as of December 31, 1997 were as follows (in thousands):

1998.................................  $  10,535
1999.................................     11,449
2000.................................      6,596
2001.................................      5,235
2002                                       4,709
Thereafter...........................     32,311
                                       ---------
                                       $  70,835
                                       =========

     The Company incurred total rental expense under operating leases of $20,902,000, $21,197,000 and $18,499,000 in 1997, 1996 and 1995, respectively.

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

     A summary of the 1995 acquisition-related costs and other unusual charges follows (in thousands):

Enterra merger transaction-related
costs................................  $  18,800
Severance and termination costs......     12,488
Facility closure and consolidation
costs................................     20,943
Writedowns of assets to be sold......     12,281
Other asset writedowns...............     21,972
Other................................      1,698
                                       ---------
                                       $  88,182
                                       =========

(9)  SEGMENT INFORMATION

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company operates in three industry segments -- oilfield services, oilfield products and gas compression. During 1996 and 1995, management of the Company made strategic decisions to dispose of certain non-core businesses, which are presented separately and described as "Other Businesses" (see Note 2).

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

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Export sales from the United States to unaffiliated customers in other geographic areas were as follows (in thousands):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Europe/Commonwealth of Independent
States...............................  $  15,839  $  27,523  $  10,904
Canada...............................     10,754     11,334     14,729
Africa...............................      9,162     26,079     17,792
Middle East..........................     10,106      7,494      3,843
Asia-Pacific.........................      9,535     12,364     11,242
Latin America........................      9,293      7,247      5,552
Other................................         11      2,714      1,403
                                       ---------  ---------  ---------
                                       $  64,700  $  94,755  $  65,465
                                       =========  =========  =========

     Information with respect to industry and geographic segments follows (in thousands):

                                                                                              CORPORATE
                                        OILFIELD    OILFIELD        GAS          OTHER           AND
                                        SERVICES    PRODUCTS    COMPRESSION    BUSINESSES    ELIMINATIONS    CONSOLIDATED
                                        --------    --------    -----------    ----------    ------------    ------------
1997:
  Outside revenues...................   $645,906    $182,311     $ 178,896      $  76,852      $ --           $ 1,083,965
  Intersegment revenues..............      --         27,895        --             --           (27,895)          --
  Operating income (loss)............    152,668      39,129        13,723            440       (12,878)          193,082
  Identifiable assets................    664,655     203,342       441,758         --            68,240         1,377,995
  Depreciation and amortization......     75,582       8,265        21,666          1,541         3,756           110,810
  Capital expenditures...............    104,518      10,603        35,705            940         1,646           153,412
1996:
  Outside revenues...................   $520,195    $149,713     $ 154,503      $ 170,057      $ --           $   994,468
  Intersegment revenues..............      --         31,020        --             --           (31,020)          --
  Operating income (loss)............     93,644      23,388         7,833          8,849        (7,958)          125,756
  Identifiable assets................    646,915     187,002       414,969         97,646        51,191         1,397,723
  Depreciation and amortization......     70,552       6,264        23,554          4,787           700           105,857
  Capital expenditures...............     99,570      10,569        30,392          8,125        --               148,656
1995:
  Outside revenues...................   $470,085    $115,399     $  94,386      $ 179,037      $ --           $   858,907
  Intersegment revenues..............      --         20,537        --                 49       (20,586)          --
  Acquisition-related costs and other
     unusual charges.................     31,715      15,745        --             11,711        29,011            88,182
  Operating income (loss)............     41,849     (13,253)        7,788          2,010       (38,212)              182
  Identifiable assets................    556,125     120,777       396,465        121,177        64,316         1,258,860
  Depreciation and amortization......     65,217       5,519        14,421          9,070         1,730            95,957
  Capital expenditures...............     83,849       2,731        16,246          7,657           142           110,625

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                          CORPORATE
                                         UNITED                                             OTHER            AND
                                         STATES      CANADA      EUROPE      AFRICA     INTERNATIONAL    ELIMINATIONS
                                        --------    --------    --------    --------    -------------    ------------
1997:
  Outside revenues...................   $601,522    $104,983    $147,809    $ 70,037      $ 159,614        $ --
  Intersegment revenues..............     26,827       --         19,917       5,601          1,901         (54,246)
  Operating income (loss)............    132,958      17,346      32,424      14,658          8,574         (12,878)
  Identifiable assets................    762,592      82,120     187,202      63,677        214,164          68,240
  Capital expenditures...............     84,829      12,381      17,286      10,919         26,351           1,646
1996:
  Outside revenues...................   $579,024    $ 78,497    $145,126    $ 72,457      $ 119,364        $ --
  Intersegment revenues..............     27,966         566       9,848       5,452          1,860         (45,692)
  Operating income (loss)............     72,042      12,557      19,470      15,028         14,617          (7,958)
  Identifiable assets................    828,930      69,391     201,137      67,856        179,218          51,191
  Capital expenditures...............     85,729      12,105      15,955       9,437         25,430          --
1995:
  Outside revenues...................   $471,672    $106,491    $110,065    $ 57,450      $ 113,229        $ --
  Intersegment revenues..............     10,091         167       6,049       --             1,638         (17,945)
  Acquisition-related costs
     and other unusual charges.......     43,276       2,850       4,302         624          8,119          29,011
  Operating income (loss)............      5,745      11,382       3,088      13,912          4,267         (38,212)
  Identifiable assets................    790,625      73,368     141,673      40,299        148,579          64,316
  Capital expenditures...............     59,474       9,953       9,605       5,655         25,796             142

                                       CONSOLIDATED
                                       ------------
1997:
  Outside revenues...................   $ 1,083,965
  Intersegment revenues..............       --
  Operating income (loss)............       193,082
  Identifiable assets................     1,377,995
  Capital expenditures...............       153,412
1996:
  Outside revenues...................   $   994,468
  Intersegment revenues..............       --
  Operating income (loss)............       125,756
  Identifiable assets................     1,397,723
  Capital expenditures...............       148,656
1995:
  Outside revenues...................   $   858,907
  Intersegment revenues..............       --
  Acquisition-related costs
     and other unusual charges.......        88,182
  Operating income (loss)............           182
  Identifiable assets................     1,258,860
  Capital expenditures...............       110,625

(10)  VALUATION ALLOWANCES

     Activity in the Company's allowance for doubtful accounts, deducted from receivables in the consolidated balance sheets, was as follows (in thousands):

                                            1997       1996       1995
                                          ---------  ---------  ---------
Balance at beginning of year............  $  16,241  $  15,942  $  11,240
Additions charged to costs and
  expenses..............................     12,858      4,122      6,499
Deductions for uncollectible receivables
  written off...........................     (6,441)    (4,842)    (1,878)
Translation and other, net..............       (191)     1,019         81
                                          ---------  ---------  ---------
Balance at end of year..................  $  22,467  $  16,241  $  15,942
                                          =========  =========  =========

     Activity in the Company's allowance for obsolete or slow-moving inventories, deducted from inventories in the consolidated balance sheets, was as follows (in thousands):

                                            1997       1996       1995
                                          ---------  ---------  ---------
Balance at beginning of year............  $  21,261  $  23,760  $  16,470
Additions charged to costs and
  expenses..............................      2,987        897     10,683
Deductions for inventories written
  off...................................     (7,041)    (3,632)    (3,520)
Translation and other, net..............       (536)       236        127
                                          ---------  ---------  ---------
Balance at end of year..................  $  16,671  $  21,261  $  23,760
                                          =========  =========  =========

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                         FIRST       SECOND      THIRD       FOURTH
                                        QUARTER     QUARTER     QUARTER     QUARTER        YEAR
                                        --------    --------    --------    --------   ------------
1997:
  Revenues...........................   $267,113    $266,835    $274,382    $275,635   $  1,083,965
  Gross profit.......................     85,542      87,821      91,094      92,968        357,425
  Operating income...................     40,882      46,020      50,954      55,226        193,082
  Income before income taxes.........     35,449      41,185      46,929      52,010        175,573
  Net income.........................     22,952      26,795      30,434      32,719        112,900
  Basic earnings per share...........   $   0.44    $   0.51    $   0.57    $   0.63   $       2.15
  Diluted earnings per share.........       0.44        0.51        0.57        0.62           2.14
1996:
  Revenues...........................   $218,841    $233,782    $259,070    $282,775   $    994,468
  Gross profit.......................     60,319      62,727      76,545      80,531        280,122
  Operating income...................     23,784      26,936      35,864      39,172        125,756
  Income before income taxes.........     19,281      21,892      30,153      33,521        104,847
  Net income.........................     13,477      14,898      19,828      21,870         70,073
  Basic earnings per share...........   $   0.26    $   0.29    $   0.38    $   0.42   $       1.35
  Diluted earnings per share.........       0.26        0.29        0.38        0.42           1.35

(12)  SUBSEQUENT EVENT (UNAUDITED)

     On March 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Company into EVI, Inc. ("EVI"). Pursuant to the terms of the Merger Agreement, Weatherford stockholders will receive 0.95 of a share of EVI common stock for each share of Weatherford Common Stock. The transaction, which is expected to be accounted for as a pooling of interests and to result in no immediate federal income tax recognition for the Company's stockholders, is subject to the approval of the stockholders of each of EVI and Weatherford as well as customary regulatory approvals and other conditions to closing. The transaction is currently expected to close in late spring or early summer of 1998. There can be no assurance that this merger will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION CONCERNING DIRECTORS

     The following table sets forth certain information concerning directors of the Company. Unless otherwise indicated, each person has held the position shown, or has been associated with the named employer in an executive capacity, for more than five years.

                                                                                             TERM
NAME                                       COMPANY POSITION    AGE      DIRECTOR SINCE     EXPIRES
                                           -----------------   ---    ------------------   --------
Thomas N. Amonett.......................       Director        54        May 27, 1974         1998
Thomas R. Bates, Jr.....................       Director        48        June 1, 1997         1998
Philip Burguieres.......................       Director        53       April 23, 1991        1999
Thomas J. Edelman.......................       Director        47       March 11, 1997        1998
William E. Greehey......................       Director        60        May 25, 1984         1999
John A. Hill............................       Director        56      October 5, 1995        2000
John W. Johnson.........................       Director        53     November 19, 1991       2000
Robert K. Moses, Jr.....................       Director        57        May 12, 1978         1998
William E. Macaulay.....................       Director        52      October 5, 1995        2000
Roger M. Widmann........................       Director        58      October 5, 1995        1999

     Mr. Amonett has served as a director and as President and Chief Executive Officer of American Residential Services, Inc., a Houston, Texas-based company that provides maintenance, repair, replacement and new equipment installation services for heating, ventilating and air conditioning, plumbing, electrical and indoor air quality systems and major home appliances, since September 1996 and October 31, 1997, respectively. Mr. Amonett served as Acting President and Chief Executive Officer of the Company from July 26, 1996 until May 31, 1997. From July 1992 to July 1996, Mr. Amonett served as President of Reunion Industries, Inc., a Houston, Texas-based company primarily engaged in the manufacture of high volume, precision plastic products and the providing of engineered plastic services, oil and gas exploration, development and production and wine grape vineyard development ("Reunion"). Mr. Amonett also was Of Counsel with Fulbright & Jaworski L.L.P., Attorneys at Law, Houston, Texas, from September 1986 to July 1992. He serves as a director of Home U.S.A., Inc., a Houston, Texas-based company engaged in independent national distribution of manufactured homes; Reunion; PetroCorp, Incorporated, a Houston, Texas-based company engaged in oil and gas exploration and production; and Air-Cure Technologies, Inc. (n/k/a ITEQ, Inc.), a Houston, Texas-based company that provides manufactured equipment and engineered systems used in the processing, treatment and movement of gases and liquids. Mr. Amonett served as Chairman of the Board of the Company from May 1986 to May 1989.

     Mr. Bates joined the Company on June 1, 1997 as a director and President and Chief Executive Officer. From 1982 until May 31, 1997, he held various management positions at Schlumberger Limited in its Anadrill and Sedco Forex divisions serving as President of Anadrill from 1992 until May 1997.

     Mr. Burguieres has been a director of the Company since April 1991 and has served as Chairman of the Board of the Company since December 1992. From April 1991 to October 1996, he also served as President and Chief Executive Officer of the Company. Mr. Burguieres serves as a director of Denali Incorporated, a Houston, Texas-based provider of products and services for handling critical fluids; McDermott International, Inc., a New Orleans, Louisiana-based company engaged in the fabrication of oilfield equipment; Chase Bank of Texas, N.A., a national banking organization; TransAmerican Waste Industries, Inc., a Houston, Texas-based company engaged in the processing and disposal of non-hazardous industrial and municipal waste ("TransAmerican Waste"); and Drilex
International Inc., a Houston, Texas-based company engaged in providing products and services used in precision drilling of oil and gas wells.

     Mr. Edelman has served as Chairman of the Board, President and Chief Executive Officer of Patina Oil & Gas Corporation, a Denver, Colorado-based company engaged in oil and gas exploration and production ("Patina") since its formation in May 1996. He co-founded Snyder Oil and was its President and a director from 1981 through February 1997. Mr. Edelman serves as Chairman of the Board of Lomak Petroleum, Inc., a Fort Worth, Texas-based company engaged in oil and gas exploration and production; and as a director of Petroleum Heat & Power Co., a Connecticut-based fuel oil distributor; Star Gas Corporation, a private company which is the general partner of Star Gas Partners, L.P., a publicly-traded master limited partnership which distributes propane; and Paradise Music and Entertainment, Inc., an artist management, music videos and commercial music production company. He was formerly a director of Enterra Corporation ("Enterra") from August 1994, when Enterra acquired Total Energy Services Company ("Total"), until October 1995, when the Company merged with Enterra, and previously served as a director of Total from June 1993. Mr. Edelman has served as a director of the Company since March 11, 1997, and was appointed as a director of the Company pursuant to the Agreement and Plan of Merger dated as of June 23, 1995, as amended, between Weatherford International Incorporated and Enterra (the "Enterra Merger Agreement").

     Mr. Greehey is Chairman of the Board and Chief Executive Officer of Valero Energy Corporation, a San Antonio, Texas-based company that refines, trades and markets oil and gas and manages natural gas transmission operations; he retired as Chief Executive Officer in June 1996 but returned to that position in November 1996. Mr. Greehey serves as a director of Santa Fe Energy Resources, Inc., a Houston, Texas-based company engaged in oil and gas exploration and production.

     Mr. Hill is Chairman of the Board of First Reserve. He is a trustee of the Putnam Funds; he is also a director of Snyder Oil Corporation, a Texas-based corporation engaged in oil and gas exploration and production ("Snyder Oil"); and TransMontaigne Oil Company, a Colorado-based corporation engaged in natural gas and oil products pipelines, distribution and marketing ("TransMontaigne"). He was a director of Enterra from August 1994, when Enterra acquired Total, and previously served as a director of Total and its predecessor from January 1993.

     Mr. Johnson is a director and President of Permian Mud Service, Inc., a Houston, Texas-based company that manufactures and sells oilfield production chemicals. He was a director of Petroleum Equipment Tools Co. ("Petco") from March 1971 to November 1991, when Petco was acquired by merger with the Company. He serves as a director of Southwest Bancorporation of Texas, Inc., a Houston, Texas-based banking organization.

     Mr. Macaulay is President and Chief Executive Officer of First Reserve. He is a director of Maverick Tube Corporation, a Missouri corporation engaged in the manufacture of oilfield tubulars, line pipe and structural steel; TransMontaigne; Patina; National Oilwell, Inc., a Houston, Texas-based company engaged in the design, manufacture and sale of machinery and equipment and the distribution of products used in oil and gas drilling production; Cal-Dive International, a Houston, Texas-based corporation engaged in subsea services in the Gulf of Mexico; and Hugoton Energy Corporation, a Kansas corporation engaged in oil and gas exploration and production. He was appointed a director and Vice Chairman of Enterra in August 1994, when Enterra acquired Total, and previously served as a director of Total and its predecessor from November 1990.

     Mr. Moses is a private investor, principally in the oil and gas exploration and oilfield services business, in Houston, Texas. He served as Chairman of the Board of the Company from May 1989 to December 1992. Mr. Moses serves as a director of TransAmerican Waste.

     Mr. Widmann has been a principal of Tanner & Co., Inc., a private investment banking firm since March 1997. He was a Senior Managing Director of Castle, Harlan & Widmann Energy Partners, L.L.C., a private investment banking firm, from September 1995 until March 1997. He held various senior positions with Chemical Bank from 1986 until August 1995. He serves as a director of Lydall, Inc., a Connecticut-based corporation engaged in the manufacture of engineered fiber materials; and Mercantile International Petroleum Corporation, a Canadian company engaged in oil and gas reserve acquisition and production. Mr. Widmann previously was a member of the Board of Advisors of various First Reserve Funds from 1981 through December 1995. He was a director of Enterra from August 1994, when Enterra acquired Total, and previously served as a director of Total from June 1993.

     Messrs. Hill and Macaulay were appointed to the Company's Board of Directors on October 5, 1995, when Enterra was merged with and into the Company (the "Enterra Merger"), as required by the Enterra Merger Agreement. Messrs. Hill and Macaulay serve as directors of the Company pursuant to that certain Agreement (the "First Reserve Agreement"), among Weatherford International Incorporated, the First Reserve Funds and First Reserve, executed in connection with the Enterra Merger. Pursuant to the First Reserve Agreement, as long as the First Reserve Funds beneficially own (i) at least 15 percent of the combined voting power of all of the Company's voting securities, certain of the First Reserve Funds shall be permitted to designate two directors of the Company, and
(ii) at least 10 percent but less than 15 percent of the combined voting power of all of the Company's voting securities, certain of the First Reserve Funds shall be permitted to designate one director of the Company; if the First Reserve Funds own less than 10 percent of the combined voting power of all of the Company's voting securities, the First Reserve Funds shall not be permitted to designate a director of the Company. Pursuant to the First Reserve Agreement, the Company has agreed to take all necessary or appropriate action to assist in the nomination for election as a director of the Company the person or persons designated by the First Reserve Funds and to have at least one of the designees of the First Reserve Funds serve on each committee of the Company's Board of Directors so long as the First Reserve Funds have at least two designees on the Board of Directors. As of March 16, 1998, First Reserve and the First Reserve Funds beneficially owned 6,569,306 shares of Common Stock, which was approximately 12.8 percent of all outstanding Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

EXECUTIVE OFFICERS

     The names of the executive officers of the Company and certain information with respect to each of them are set forth below. Information with respect to Messrs. Burguieres and Bates is set forth above.

                NAME                    AGE                             OFFICES
-------------------------------------   ---   -----------------------------------------------------------
Philip Burguieres....................   54    Chairman of the Board
Thomas R. Bates, Jr. ................   48    President and Chief Executive Officer
James R. Burke.......................   60    Senior Vice President and President -- Products/Compression
Jon R. Nicholson.....................   55    Vice President -- Human Resources
Norman W. Nolen......................   55    Senior Vice President, Chief Financial Officer and
                                              Treasurer
Randall D. Stilley...................   44    Senior Vice President and President -- Services
H. Suzanne Thomas....................   44    Senior Vice President, Secretary and General Counsel

     Mr. Burke, who joined the Company on December 12, 1991 as Senior Vice President, Corporate Development and Marketing, became President of the Products Division effective March 1, 1994 and Senior Vice President and
President -- Products/Compression effective October 5, 1995.

     Mr. Nicholson, who joined the Company as Director of Human Resources in February 1993, was elected Vice President -- Human Resources effective October 5, 1995. From March 1992 until January 1993, he was a human resources consultant. From July 1990 until March 1992, Mr. Nicholson served as President of Atlas Bradford Corporation, an oilfield services company.

     Mr. Nolen joined the Company on April 29, 1991 as Senior Vice President, Chief Financial Officer and Treasurer.

     Mr. Stilley joined the Company on January 5, 1998 as Senior Vice President of the Company and President -- Services. Prior to joining the Company, Mr. Stilley held various management positions with

Halliburton Energy Services from 1976 until 1998, serving as Vice
President -- Asia Pacific/China from 1995 until December 31, 1997.

     Ms. Thomas, who joined the Company in January 1982 as Counsel, was elected Secretary in March 1986, Vice President and General Counsel in July 1987 and Senior Vice President in December 1989. Prior to joining the Company, Ms. Thomas was an attorney with the law firm of Baker & Botts from September 1978 to December 1981.

FAMILY RELATIONSHIPS

     There are no family relationships between any two directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities file with the Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. In addition, trusts in which a director, executive officer or greater than ten percent stockholder is a trustee, and that person or a member of his or her immediate family is a beneficiary, have a separate filing obligation even where the individual reports in his or her own filings the trust's transactions and holdings in equity securities of the Company. Directors, executive officers and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of the
Section 16(a) reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation and Stock Plans Committee of the Board of Directors of the Company (the "Compensation Committee"), which is composed of four independent outside directors, is responsible for setting policies with respect to compensation of the Company's executive officers.

     COMPENSATION PHILOSOPHY AND OVERALL OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM. The Company's executive compensation program is designed to attract, motivate and retain the executives needed to improve the Company's performance and maximize stockholder value. Toward that end, the Compensation Committee attempts to provide the Company's executives with a total target compensation package (which includes base salary, annual incentive bonus, and long-term, equity-based incentive compensation and other executive benefits) that, at expected levels of corporate performance, is competitive with packages provided to executives of companies similar to the Company who hold comparable positions or have similar qualifications.

     The Compensation Committee determines competitive levels of compensation for executive positions based on information obtained from published/private compensation surveys for companies with annual revenues of approximately $1 billion (general industry), proxy statements for a group of competitor companies approved by the Compensation Committee (the "compensation peer group") and recommendations of an independent compensation consultant retained by the Company. Although some of the same companies are included in both groups, the compensation peer group is not the same as the group of companies comprising the Peer Group used in the Performance Graph included later in this Report. In selecting the companies to survey for compensation purposes, the Compensation Committee focuses primarily on companies with U.S. and international business operations; similar revenues, market capitalization, employment levels and lines of business; and a management style and corporate culture similar to that of the Company.

     The Company's pay-for-performance philosophy has resulted in compensation packages that consist in large part of variable, performance-based components, such as bonuses and stock-based awards, which can increase or decrease to reflect changes in corporate or individual performance. Target total direct compensation (which includes base salary, annual incentive bonus and long-term incentive compensation) is overall competitive when compared with the market 63rd percentile based on general industry data; this information is not available for the compensation peer group. Actual total direct compensation is overall competitive when compared with the market 63rd percentile based on general industry data and on average is below the market median (50th percentile) for the compensation peer group.

     EXECUTIVE COMPENSATION PROGRAM COMPONENTS. The Company uses cash and equity-based compensation to achieve its pay-for-performance philosophy and to reward short-term and long-term performance. The mix of base salary, annual incentives and long-term incentives is reviewed periodically to ensure the approximate mix.

     BASE SALARY. The Compensation Committee's philosophy is to control fixed compensation costs and to place greater emphasis on incentive compensation based on results. The Company's 1997 base salaries are on average competitive when compared to the market median based on general industry data and compensation peer group data. Salaries for executives are reviewed periodically (not more often than annually, unless the executive has had a change in duties and responsibilities) and revised, if appropriate, based on a variety of factors, including individual performance and responsibility, general levels of market salary increases and the Company's overall financial results, with emphasis on competitive salaries in the marketplace.

     INCENTIVE COMPENSATION. The Compensation Committee's philosophy is to use a combination of annual and long-term compensation methods, including grants of Common Stock under various plans. The Compensation Committee believes that key employees should have a significant portion of their total compensation paid in shares of Common Stock, as significant equity ownership in the Company focuses executives on managing the Company from the long-term perspective of an owner, with emphasis on enhanced stockholder value. Key employees are strongly encouraged to retain shares of Common Stock granted as part of their compensation.

     ANNUAL INCENTIVE BONUSES. Annual incentive bonuses are based on the achievement of specified corporate goals. Pursuant to the 1997 Management Incentive Bonus Plan, targeted corporate financial goals were established at the outset of 1997 by the Company's management and approved by the Compensation Committee. There is no specific weighting assigned to these goals. A range of potential annual incentive awards (as a percentage of base salary), based on general industry averages, has been established for each executive officer. The Company's target annual incentive award levels are generally consistent with the market median target awards based on general industry data; this information is not available for the compensation peer group. Annual incentive bonuses may be paid in cash, shares of Common Stock or a combination of cash and shares of Common Stock.

     The Company exceeded its 1997 targeted financial goals (earnings per share, earnings before interest, taxes, depreciation and amortization (EBITDA), and return on capital). Accordingly, annual incentive awards were made to the executive officers named in the Summary Compensation Table amounting to approximately 93 percent of the aggregate 1997 annual base salaries of such individuals. Such bonuses were paid in cash.

     The Company's target total annual compensation (base salary plus target annual incentive bonus) is on average competitive when compared to the market median based on general industry data; this information is not available for the compensation peer group. The Company's actual total annual compensation is overall competitive when compared to the market median based on general industry data and overall less than competitive with the market median for the compensation peer group.

     LONG-TERM, EQUITY-BASED INCENTIVE COMPENSATION. The Company currently provides long-term incentive compensation to executives in two forms: stock options and restricted stock grants. Prior to March 1992, stock appreciation rights ("SARs") were granted in tandem with stock options under the Company's

Stock Appreciation Rights Plan (the "SAR Plan"). Each type of incentive is intended to track the Company's performance and reward achievement of long-term objectives through stock price appreciation. The Company's overall stock option and restricted stock grant levels are established by considering market data on grant levels and an appropriate overall level of shares reserved for such plans in the market. The Compensation Committee considers stock options or restricted stock awards previously granted, industry practices, the executive's accountability level and an assumed potential stock value when determining the amount of individual long-term incentive compensation.

     Options to purchase shares of Common Stock reward participants for generating appreciation in the Company's stock price. Stock options are granted under one of the Option Plans to key employees of the Company, including the executive officers named in the Summary Compensation Table, at the fair market value of the Common Stock on the date of grant. These options generally vest in three equal installments beginning one year after the date of grant and are exercisable for a term of 10 years. The options granted to Mr. Bates in connection with his employment vest in five equal installments beginning one year after the date of grant. The optionees receive value from the options only if the market price of the Common Stock appreciates from the price on the grant date. As with options, holders of SARs (granted prior to 1992, but still in effect) receive value only if the market price of the Common Stock appreciates.

     The Company's Restricted Stock Incentive Plan (the "Restricted Plan") is designed to meet several objectives, which include increasing the actual share ownership position of key executives, providing a strong emphasis on maintaining and enhancing stockholder value and retaining executives during different stages of the business cycle. Under the Restricted Plan, eligible employees are granted shares of Common Stock that are subject to certain ownership restrictions. The shares are non-transferable during the restricted period and are subject to substantial risk of forfeiture if certain conditions are not met. The Restricted Plan provides that restrictions will cease, at the Compensation Committee's discretion, after continued employment for a specified period of time or upon the occurrence of certain established goals. The restricted stock is performance sensitive, as the value of the shares granted varies based on the market price of the Common Stock.

     The long-term incentives granted to executive officers are on average competitive with the market 75th percentile based on general industry data and are on average less than competitive with the market median for the compensation peer group.

     OTHER BENEFITS. The Company maintains the 401(k) Plan, pursuant to which the Company makes a matching contribution, in cash or shares of Common Stock, in an amount equal to a percentage of the amount of each eligible employee's base salary deferred by that employee pursuant to the 401(k) Savings Plan (the "401(k) Plan"), up to six percent of his or her base salary. Pursuant to the 401(k) Plan, the Company made matching contributions of 50 percent of each eligible employee's base salary deferred under this plan, up to six percent, including the executive officers named in the Summary Compensation Table. The Company also has the ability to make discretionary contributions to all eligible employees, including the executive officers named in the Summary Compensation Table, under the 401(k) Plan. The Company also maintains the Supplemental Savings Plan, which provides benefits to certain executives and other managers, including the executive officers named in the Summary Compensation Table, that are supplemental to the benefits under the 401(k) Plan.

     DISCUSSION OF 1997 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER. As described above, the Company determines total compensation for all executives, including the Chief Executive Officer, considering both a pay-for-performance philosophy and market rates of compensation. In establishing Mr. Bates' compensation package for 1997, emphasis was placed on competitive compensation data of general industry companies and the compensation peer group companies. In addition, with respect to establishing his long-term incentives, consideration was given to long-term equity-based benefits being forfeited by Mr. Bates to accept employment by the Company. In determining Mr. Amonett's compensation for services performed as Acting President and Chief Executive Officer through May 31, 1997, the Compensation Committee considered general industry compensation data and the compensation peer group for a President and Chief Executive Officer who is also a director.

     POLICY REGARDING SECTION 162(M) OF THE INTERNAL REVENUE CODE. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally limits corporate deductions to $1 million for compensation paid to a person who on the last day of any fiscal year beginning on or after January 1, 1994 is either the Chief Executive Officer or among the four most highly compensated executive officers other than the Chief Executive Officer, provided there is an exception for qualified performance-based compensation. Section 162(m) of the Code became applicable to the Company effective January 1, 1994.

     The Option Plans currently qualify as performance-based compensation under Internal Revenue Service rules. The Company's annual incentive bonuses and awards granted under the Restricted Plan are based on performance measures, but do not qualify as performance-based under the Code. The Compensation Committee requested and received a review by the independent compensation consultant retained by the Company of the Company's compensation plans and similar plans maintained by companies in the compensation peer group with regard to Section 162(m). The Compensation Committee has determined that it is unlikely that any of the Company's executive officers will receive compensation in excess of $1 million in the near future, unless an executive officer is terminated after there is a "change of control" as defined in the Severance Agreements or, with respect to Mr. Bates, his Employment Agreement is terminated without cause (see "Employment Contracts and Termination of Employment and Change of Control Agreements"). The proposed merger (the "Merger") of Weatherford into EVI (see "Part I, Item 1. Business") will constitute a change of control under the Severance Agreements, and Messrs. Bates, Burke and Nolen and Ms. Thomas will receive compensation in excess of $1 million in the event of termination pursuant to such agreements. The Compensation Committee has determined that it will not necessarily limit executive compensation to compensation that is deductible under Section 162(m) but that it will continue to evaluate this matter and consider alternatives to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and consistent with the Company's compensation objectives.

     This Compensation Committee Report on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

        COMPENSATION AND STOCK PLANS COMMITTEE OF THE BOARD OF DIRECTORS

                          William E. Greehey, Chairman
                               Thomas J. Edelman
                              Robert K. Moses, Jr.
                                Roger M. Widmann

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Company's Chief Executive Officer, who joined the Company on June 1, 1997, its Acting Chief Executive Officer, who resigned on May 31, 1997, and the four most highly compensated executive officers of the Company as to whom the total annual salary and bonuses for the year ended December 31, 1997 exceeded $100,000:

                                                                                            LONG-TERM
                                                                                       COMPENSATION AWARDS
                                                      ANNUAL COMPENSATION           -------------------------
                                               ----------------------------------      (F)            (G)
                                                                         (E)        ----------     ----------       (I)
                                                 (C)        (D)     -------------   RESTRICTED     SECURITIES   ------------
                 (A)                   (B)     -------    -------   OTHER ANNUAL      STOCK        UNDERLYING    ALL OTHER
-------------------------------------  ----    SALARY      BONUS    COMPENSATION      AWARDS        OPTIONS     COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR      ($)      ($)(1)       ($)(2)         ($)(3)         (#)(4)         ($)
-------------------------------------  ----    -------    -------   -------------   ----------     ----------   ------------
THOMAS R. BATES, JR.(5)..............  1997    291,662    350,000     -0-            2,268,305(6)    150,000        77,200(7)
  President and Chief Executive
  Officer
THOMAS N. AMONETT (8)................  1997    120,000      -0-       -0-              153,150(9)     12,000       247,757(10)
  Acting President and Chief           1996    118,153    110,000     -0-              -0-            -0-          -0-
  Executive Officer
M.E. EAGLES(11)......................  1997    300,000    270,000     -0-              153,150(12)    12,000        22,179(13)
  Senior Vice President                1996    282,504    180,000     -0-              157,815        12,000        12,897
  and President -- Services            1995    245,000    180,000     -0-              101,750        10,000       257,236
JAMES R. BURKE.......................  1997    265,000    234,900     -0-              153,150(14)    12,000        19,435(15)
  Senior Vice President and            1996    223,236    150,000     -0-               94,689         8,000        10,459
  President -- Products/               1995    182,000    125,000     -0-               74,000         7,500       190,749
    Compression
NORMAN W. NOLEN......................  1997    207,000    165,600     -0-              122,520(16)     8,000        15,005(17)
  Senior Vice President, Chief         1996    180,000    115,000     -0-               94,689         6,000         7,769
  Financial Officer and Treasurer      1995    155,000    108,000     -0-               55,500         6,000       162,587
H. SUZANNE THOMAS....................  1997    207,000    165,600     -0-              122,520(18)     8,000        15,005(19)
  Senior Vice President, Secretary     1996    180,000    115,000     -0-               94,689         6,000         8,274
  and General Counsel                  1995    155,000    108,000     -0-               55,500         6,000       162,687

------------

 (1) Bonuses paid for 1997 were paid in cash. Bonuses paid for 1996 were paid in cash, except for Mr. Amonett, who received approximately 69% of his bonus in shares of Common Stock under the Company's Executive Incentive Stock Bonus Plan (the "Bonus Plan"). For 1995, executives received 75% of their bonuses in cash and 25% in shares of Common Stock issued under the Bonus Plan.

 (2) Unless otherwise indicated, does not include the value of perquisites and other benefits as the aggregate amount of such compensation for each named officer does not exceed the lesser of $50,000 or 10% of that officer's total reported annual salary and bonus.

 (3) Dollar amount shown equals number of shares issued under the Restricted Plan multiplied by the closing stock price on grant date. Dividends would be paid on these shares in the event dividends are paid on the Common Stock, which is not anticipated in the foreseeable future.

 (4) Adjusted to reflect the one-for-two reverse stock split of the Common Stock effected on October 5, 1995 (the "Split").

 (5) Mr. Bates joined the Company effective June 1, 1997.

 (6) Held an aggregate of 65,041 shares under the Restricted Plan still subject to restrictions as of December 31, 1997 with an aggregate total value of $2,268,305; restrictions will lapse on 16,261 shares on June 1, 1998 and on 16,260 shares on each of June 1, 1999, 2000 and 2001.

 (7) For 1997, includes a bonus of $71,250 paid to Mr. Bates upon employment and $5,950 of Company match under the Supplemental Savings Plan.

 (8) Mr. Amonett resigned as Acting President and Chief Executive Officer on May 31, 1997.

 (9) Ownership restrictions on all shares granted under the Restricted Plan terminated on May 31, 1997 in connection with Mr. Amonett's termination of employment (see "Employment Contracts and Termination of Employment and Change of Control Arrangements").

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(10) Mr. Amonett received $31,000 of this amount as compensation while he served as Acting President and Chief Executive Officer in a consulting role; $201,368 pursuant to the terms of his Severance Agreement (see "Employment Contracts and Termination of Employment and Change of Control Arrangements"); and the remainder as retainer fees and meeting fees paid to him as a non-employee director of the Company.

(11) Mr. Eagles resigned as an executive officer as of January 5, 1998 and as an employee as of February 28, 1998.

(12) Held an aggregate of 5,749 shares under the Restricted Plan still subject to restrictions as of December 31, 1997 with an aggregate total value of $154,250; restrictions lapsed on February 28, 1998, in connection with Mr. Eagles' termination of employment (see "Employment Contracts and Termination and Change of Control Arrangements").

(13) For 1997, includes $8,279 of Company match and discretionary contributions under the 401(k) Plan and $13,900 of Company match under the Supplemental Savings Plan. For 1996, includes $5,384 of Company match and discretionary contributions under the 401(k) Plan and $7,513 of Company match under the Supplemental Savings Plan. For 1995, includes $245,000 paid in exchange for the waiver of certain rights under Mr. Eagles' Severance Agreement required pursuant to the terms of the Enterra Merger Agreement (see "Employment Contracts and Termination of Employment and Change of Control Arrangements"), $7,336 of Company match and discretionary contributions under the 401(k) Plan and $4,900 of Company match under the Supplemental Savings Plan.

(14) Held an aggregate of 4,625 shares under the Restricted Plan still subject to restrictions as of December 31, 1997 with an aggregate total value of $130,580; restrictions have lapsed, or will lapse, on 625 shares on each of February 15, 1998, 1999 and 2000; on 687 shares on each of March 16, 1998 and 1999; and on 625 shares on each of February 20, 1998, 1999, 2000 and 2001.

(15) For 1997, includes $8,235 of Company match and discretionary contributions under the 401(k) Plan and $11,200 of Company match under the Supplemental Savings Plan. For 1996, includes $5,534 of Company match and discretionary contributions under the 401(k) Plan and $4,925 of Company match under the Supplemental Savings Plan. For 1995, includes $182,000 paid in exchange for the waiver of certain rights under Mr. Burke's Severance Agreement required pursuant to the terms of the Enterra Merger Agreement, $6,109 of Company match and discretionary contributions under the 401(k) Plan and $2,640 of Company match under the Supplemental Savings Plan.

(16) Held an aggregate of 3,875 shares under the Restricted Plan still subject to restrictions as of December 31, 1997 with an aggregate total value of $110,640; restrictions have lapsed, or will lapse, on 375 shares on each of February 15, 1998, 1999 and 2000; on 375 shares on each of March 16, 1998 and 1999; and on 500 shares on each of February 20, 1998, 1999, 2000 and 2001.

(17) For 1997, includes $8,375 of Company match and discretionary contributions under the 401(k) Plan and $6,630 of Company match under the Supplemental Savings Plan. For 1996, includes $5,579 of Company match and discretionary contributions under the 401(k) Plan and $3,207 of Company match under the Supplemental Savings Plan. For 1995, includes $155,000 paid in exchange for the waiver of certain rights under Mr. Nolen's Severance Agreement required pursuant to the terms of the Enterra Merger Agreement, $5,787 of Company match and discretionary contributions under the 401(k) Plan and $1,800 of Company match under the Supplemental Savings Plan.

(18) Held an aggregate of 3,875 shares under the Restricted Plan still subject to restrictions as of December 31, 1997 with an aggregate total value of $110,640; restrictions have lapsed, or will lapse, on 375 shares on each of February 15, 1998, 1999 and 2000; on 375 shares on each of March 16, 1998 and 1999; and on 500 shares on each of February 20, 1998, 1999, 2000 and 2001.

(19) For 1997, includes $8,375 of Company match and discretionary contributions under the 401(k) Plan and $6,630 of Company match under the Supplemental Savings Plan. For 1996, includes $5,334 of Company match and discretionary contributions under the 401(k) Plan and $2,940 of Company match under the Supplemental Savings Plan. For 1995, includes $155,000 paid in exchange for the waiver of certain rights under Ms. Thomas' Severance Agreement required pursuant to the terms of the Enterra Merger Agreement, $5,787 of Company match and discretionary contributions under the 401(k) Plan and $1,900 of Company match under the Supplemental Savings Plan.

STOCK OPTION PLANS AND SAR PLAN

     The Company currently maintains the 1987 Stock Option Plan and the 1991 Stock Option Plan (each an "Option Plan" or, collectively, the "Option
Plans"). The Option Plans, which have substantially the same terms and conditions, allow for grants of options to purchase shares of the Common Stock. The 1987 Option Plan has expired for purposes of future grants, but all outstanding options remain exercisable in accordance with their terms. Future grants may be made under the 1991 Option Plan. All options to purchase Common Stock are granted by the Compensation Committee, except for options granted to the Chief Executive Officer, which are recommended by the Compensation Committee and approved by the Board of Directors.

     All stock options granted under an Option Plan have a term of ten years (except for certain options assumed in various mergers, which have five-year terms) and generally are exercisable at a rate of one-third each year beginning one year after the grant date. The exercise price, which is the fair market value of the Common Stock on the date of grant, is payable in cash, shares of Common Stock (subject to certain limitations), broker-financed cashless exercises or some combination of these approaches. No employee has any rights as a stockholder of any shares subject to an option until the exercise price has been paid and the shares issued to the employee. If there is a change of control of the Company as defined in the Option Plans, all outstanding options granted prior to March 4, 1998 under an Option Plan would automatically vest and the option holder would have the right to either exercise such options for three months after his or her employment terminates (or until the stated termination of such option, if earlier) or to surrender for cash all such options, unless to do so would cause a transaction otherwise eligible for pooling of interests accounting treatment under Accounting Principles Opinion No. 16 to be ineligible for such treatment, in which case the employee would receive shares of Common Stock equal in value to the cash he or she would have received. The Merger will constitute a change of control under the Option Plans.

     The Company maintains the SAR Plan pursuant to which the Company could, prior to March 20, 1992, grant SARs to eligible employees of the Company. The SAR Plan was originally implemented to allow executives and certain other stock option plan participants to tender their options to the Company in exchange for cash equal to the "spread" in the option (equal to the difference between the market value of the Common Stock on the date of grant and the market value of the Common Stock on the date the option is exercised). Effective March 19, 1992, the SAR Plan was amended to provide that no new awards may be made pursuant to the SAR Plan after that date. SARs awarded under the SAR Plan prior to that date remain in effect and are not affected by the amendment. If there is a change of control of the Company as defined in the SAR Plan, all SARs granted under such plan (which were granted in tandem with options under an Option Plan and which are all vested) may be surrendered for cash equal to the "spread". The Merger will constitute a change of control under the SAR Plan.

     The following table sets forth certain information regarding stock options granted during fiscal year 1997 to the persons named in the Summary Compensation Table above. The hypothetical present values on the date of grant of stock options granted in 1997 shown below are presented pursuant to the Commission's rules and are calculated under a modified Black-Scholes Model (the "Model") for pricing options. This hypothetical value of options trading in the stock market bears little relationship to the compensation cost to the Company or potential gain realized by an executive officer. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of the Common Stock relative to the exercise price per share of Common Stock at the time the stock option is exercised. There is no assurance that the hypothetical present value of stock options reflected in this table actually will be realized.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANT                                                 GRANT
----------------------------------------------------------------------------------------------------        DATE
                                                              (C)                                          VALUE
                                                           ---------                                     ----------
                                               (B)           % OF
                                           -----------       TOTAL                                          (F)
                                            NUMBER OF       OPTIONS                                      ----------
                                           SECURITIES       GRANTED          (D)                           GRANT
                                           UNDERLYING         TO         ------------        (E)            DATE
                  (A)                        OPTIONS       EMPLOYEES     EXERCISE OR      ----------      PRESENT
----------------------------------------     GRANTED       IN FISCAL      BASE PRICE      EXPIRATION       VALUE
                  NAME                       (#)(1)          YEAR        ($/SHARE)(2)        DATE          ($)(3)
----------------------------------------   -----------     ---------     ------------     ----------     ----------
Thomas R. Bates, Jr.....................     150,000          33.6           30.75         5/07/2007      2,345,610

Thomas N. Amonett.......................      12,000           2.7          30.625         6/02/2000        107,814

M. E. Eagles............................      12,000           2.7          30.625         2/20/2007        186,885

James R. Burke..........................      12,000           2.7          30.625         2/20/2007        186,885

Norman W. Nolen.........................       8,000           1.8          30.625         2/20/2007        124,590

H. Suzanne Thomas.......................       8,000           1.8          30.625         2/20/2007        124,590

------------

(1) Options granted in 1997, except for Mr. Bates' option, are exercisable starting 12 months after the grant date, with one-third of the shares covered thereby becoming exercisable at that time and an additional one-third becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date. Mr. Bates' option is exercisable starting 12 months after the grant date, with one-fifth of the shares covered thereby becoming exercisable at that time and an additional one-fifth becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. Under the terms of the Option Plans, the Compensation Committee retains the discretion, subject to plan limitations, to modify the terms of outstanding options, including the exercise price and expiration date in certain events.

(2) The exercise price and tax withholding obligations related to the exercise may be paid by delivery of already-owned shares of Common Stock or by offsetting a portion of the underlying shares, subject to certain conditions.

(3) The present values on grant date are calculated under the Model modified to give effect to the expected dividend rate of the Common Stock and non-transferability factors such as timing, vesting, liquidity and freely-traded status. The Model is a mathematical formula used to value options traded on stock exchanges. This formula considers a number of factors to estimate the options present value, including the Common Stock's volatility (based on 36 months of historical stock price trading data), dividend rate (0%), exercise period of the option (10 years, except three years for Mr. Amonett), interest rate (risk free rate of 6.07%) and vesting schedule (adjusted for risk of forfeiture during a three-year vesting period).

     The following table shows aggregate option and SAR exercises during fiscal year 1997 and December 31, 1997 values for the persons named in the Summary Compensation Table above.

                                                                                                               (E)
                                                                                   (D)                  -----------------
                                          (B)                         ------------------------------        VALUE OF
                                       ---------                           NUMBER OF SECURITIES            UNEXERCISED
                                        SHARES                            UNDERLYING UNEXERCISED           IN-THE-MONEY
                                       ACQUIRED          (C)                 OPTIONS/SARS AT             OPTIONS/SARS AT
                 (A)                      ON       ----------------             FY-END(#)                 FY-END($)(1)
-------------------------------------  EXERCISE         VALUE         ------------------------------    -----------------
                NAME                      (#)       REALIZED($)(1)     EXERCISABLE    UNEXERCISABLE        EXERCISABLE
-------------------------------------  ---------   ----------------   -------------   --------------    -----------------
Thomas R. Bates, Jr..................         0                   0               0      150,000/0                      0
Thomas N. Amonett....................         0                   0        12,000/0              0              157,500/0
M.E. Eagles..........................    17,500           445,625/0        10,667/0       23,333/0              294,625/0
James R. Burke.......................     4,000      139,316/31,888    21,999/1,417       19,834/0         555,896/43,661
Norman W. Nolen......................     7,500     238,135/118,830    20,250/1,375       14,000/0         519,624/42,367
H. Suzanne Thomas....................         0                   0    28,000/7,750       14,000/0        775,874/223,793

                 (A)
-------------------------------------
                NAME                   UNEXERCISABLE
-------------------------------------  --------------
Thomas R. Bates, Jr..................   1,950,000/0
Thomas N. Amonett....................             0
M.E. Eagles..........................     339,154/0
James R. Burke.......................     285,630/0
Norman W. Nolen......................     204,248/0
H. Suzanne Thomas....................     204,248/0

------------

(1) Market value of underlying securities at exercise date or year-end, as appropriate, minus the exercise or base price of in-the-money options/SARs.

DEFINED BENEFIT PLAN

     The Company maintains a defined benefit plan called the Weatherford Enterra Pension Plan (the "Pension Plan") for U.S. employees of the Company and certain of its subsidiaries, including executive officers, which was frozen as of June 30, 1996. The Pension Plan will eventually be terminated and participants, including certain of the executive officers named in the Summary Compensation Table, will receive a straight life annuity. The frozen monthly accrued benefits payable at age 65 as a straight life annuity are -0-, -0-, $323, $387, $372 and $278, respectively, for Messrs. Bates, Amonett, Eagles, Burke and Nolen and Ms. Thomas.

     The remuneration covered by the Pension Plan consisted only of the salaries paid to Pension Plan participants, as set forth in column (c) of the Summary Compensation Table. Bonuses, including the bonuses set forth in column (d) of that table, were excluded. The Pension Plan provided for (i) normal retirement at age 65 with an early retirement option at age 55 for eligible employees, (ii) a vested benefit after five years of vesting service, (iii) retirement income of approximately 32 percent of final average earnings after 35 years of credited service and (iv) spouse and disability benefits.

     The Company also maintained the Supplemental Executive Retirement Plan (the "SERP") to supplement the retirement benefit to be paid pursuant to the Pension Plan to certain employees designated by the Compensation Committee, including certain of the executive officers named in the Summary Compensation Table. The Code limited the compensation used to calculate the benefit under the Pension Plan to $160,000; these amounts are indexed annually to the changes in Social Security benefits. If the pension benefit to certain employees would be limited by Section 415 of the Code or if the participants compensation used to calculate the benefit would be limited by the Code, such amounts otherwise payable to the Pension Plan participant pursuant to the Pension Plan would be paid directly to such participant by the Company in full, pursuant to the provisions of the SERP. The purpose of the SERP was to pay each employee the full retirement benefit otherwise payable to him or her but for the benefit limitations imposed by the Code. In addition, bonuses, including the bonuses set forth in column (d) of the Summary Compensation Table, were included in compensation for purposes of the SERP. The SERP also replaced benefits that would have accrued under the Pension Plan had that plan not been frozen. The Company terminated the SERP as of November 1, 1997. Distributions were then made to the participants in the SERP, including certain of the executive officers named in the Summary Compensation Table. Messrs. Bates, Amonett, Eagles, Burke and Nolen and Ms. Thomas received -0-, -0-, $79,807, $58,347, $30,969 and
$18,173, respectively.

COMPENSATION OF DIRECTORS

     During 1997, all members of the Board of Directors who were not employees of the Company were paid a quarterly retainer fee of $5,000 and a fee of $1,000 for attendance at each meeting of the Board of Directors. Additionally, committee members were paid a fee of $1,000 for attendance at each meeting of a committee of the Board of Directors on which they served.

     The Company maintains the Non-Employee Director Retirement Plan, effective January 1, 1994, pursuant to which each non-employee director who has completed five years or more of service at the time he or she ceases to be a director will receive an annual deferred compensation benefit equal to between 50 percent and 100 percent, depending on his or her years of service, of his or her annual cash retainer fee paid for the year in which he or she ceases to be a director. The benefit will be paid for the lesser of the number of months of his or her service as a director or 120 months. Payments will commence the first month after an individual ceases to be a director of the Company.

     The Company also maintains the Deferred Compensation Plan for Non-Employee Directors, effective December 1, 1994, pursuant to which each non-employee director can defer all or a portion of his or her retainer fee or meeting fees and receive interest on such deferred amounts at a market rate of return established by the Compensation Committee. An individual will receive a lump sum distribution within 30 days after he or she ceases to be a director of the Company.

     The Company also maintains the Non-Employee Director Stock Option Plan (the "Director Option Plan"), effective March 16, 1995, pursuant to which each non-employee director is granted a stock option to purchase 2,500 shares of Common Stock at the time of his or her initial election to the Company's Board of Directors and an option to purchase 2,000 shares of Common Stock the day following each Annual Meeting of Stockholders thereafter for so long as he or she serves as a non-employee director. The exercise price of such options is the fair market value of the Common Stock on the date of grant. Such options generally vest 100 percent six months after the grant date and are exercisable for a term of 10 years, provided that a director shall generally have six months after the date he or she ceases to be a director to exercise such options. In the event of a change of control of the Company (as defined in the Severance Agreements (see "Employment Contracts and Termination of Employment and Change of Control Arrangements")), all outstanding options granted under this plan would automatically vest and the director would have the right to either exercise such options for seven months after he or she ceases to be a director (or until the stated termination of such options, if earlier) or to surrender for cash all such options, unless to do so would cause a transaction otherwise eligible for pooling of interests accounting treatment under Accounting Principles Opinion No. 16 to be ineligible for such treatment, in which case the director would receive shares of Common Stock equal in value to the cash he or she would have received. The Merger will constitute a change of control under the Director Option Plan. All non-employee directors on May 15, 1997 were granted on that date an option to purchase 2,000 shares of Common Stock at an exercise price of $33.438, the fair market value of the Common Stock on May 15, 1997; Mr. Amonett, who became a non-employee director on June 1, 1997, did not receive a grant in 1997.

     The Company also maintains the 1997 Non-Employee Director Restricted Stock Plan (the "Director Restricted Stock Plan") effective May 15, 1997, pursuant to which each non-employee director on May 15, 1997 was granted that number of shares of Common Stock determined by dividing $45,000 by the fair market value of a share of Common Stock on that date. Each person who later becomes a non-employee director automatically will be granted that number of shares of Common Stock determined by dividing $45,000 (subject to adjustment on an annual basis for years after 1997, as provided in the Director Restricted Stock Plan) by the fair market value of a share of Common Stock on the date. Each non-employee director who previously received a grant under this plan on which all restrictions have terminated and who is reelected for an additional term at, or whose term of office otherwise continues following the date of, an Annual Meeting of Stockholders, automatically will be granted an additional award of shares of Common Stock under the Director Restricted Stock Plan, the number of shares to be determined by dividing $45,000, subject to adjustment, by the fair market value of a share of Common Stock on that date. A non-employee director will own the shares of Common Stock from the date of the share grant, subject to restrictions on ownership. Such restrictions generally will terminate in three equal installments over a three-year period, commencing one year after date of grant, provided as a rule that the director is serving as a director of the Company at the specified time. Ownership restrictions on shares granted under this plan terminate in the event of a change of control of the Company (as defined in the Severance Agreements (see "Employment Contracts and Termination of Employment and Change of Control Arrangements")). The Merger will constitute a change of control under the Director Restricted Stock Plan. Each non-employee director on May 15, 1997 received a grant of 1,364 shares of Common Stock under this plan. Mr. Amonett received a grant of 1,290 shares of Common Stock under this plan on June 1, 1997.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     The Company has entered into a Change of Control Agreement (a "Severance Agreement") with each of Messrs. Bates, Eagles, Burke and Nolen and Ms. Thomas. Mr. Eagles' Severance Agreement terminated in connection with his resignation as an employee of the Company. The purpose of the Severance Agreements is to encourage the executive officers to continue to carry out their duties with the Company in the event of a change of control of the Company. Under each Severance Agreement, a change of control of the Company is deemed to have occurred if (i) any person or group of persons acting in concert becomes the beneficial owner of 20 percent or more of the outstanding shares of Common Stock or the combined voting power of the Company's voting securities, with certain exceptions; (ii) individuals who as of the date of such agreement constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof; (iii) there occurs a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the Company's assets, unless after the transaction, all or substantially all of those persons who were the beneficial owners of Common Stock prior to the transaction beneficially own more than 60 percent of the then outstanding common stock of the resulting corporation, no person who did not own Common Stock prior to the transaction beneficially owns 20 percent or more of the then outstanding common stock of the resulting corporation, and at least a majority of the Board of Directors of the corporation resulting from such transaction were members of the Board of Directors of the Company at the time such Severance Agreement was approved by the Board of Directors or executed; or
(iv) the stockholders of the Company approve a complete liquidation or dissolution of the Company.

     Each of the Severance Agreements provides for severance payments in the event of termination of the executive officer's employment within three years after a change of control of the Company, unless the executive's employment is terminated by the Company or its successor for cause or disability, because of the executive's death or retirement or by the executive's voluntary termination for other than good reason, in each case as such terms are defined in the Severance Agreement. The benefits may consist of the following: (a) an amount equal to three times the highest salary plus bonus paid to such executive in any of the five years preceding the year of termination of employment; (b) salary and bonus (prorated based on the highest bonus earned in the preceding three years) to the date of termination; (c) an amount equal to the amount that would be payable if all unvested retirement plan benefits were vested; (d) an amount equal to the amount that would have been contributed as the Company match under the 401(k) Plan and the Supplemental Savings Plan for three years and (e) an amount equal to the amount the executive would have received as a car allowance for three years. In addition, if an executive is terminated within three years after a change of control, all outstanding stock options granted under either of the Option Plans and all outstanding SARs issued under the SAR Plan would automatically vest and the executive would have the right to either exercise such options and SARs for seven months after his or her date of termination (or until the stated termination of such options and SARs, if earlier) or to surrender for cash all such options and SARs, unless to do so would cause a transaction otherwise eligible for pooling of interests accounting treatment under Accounting Principles Board Opinion No. 16 to be ineligible for such treatment, in which case the executive would receive shares of Common Stock equal in value to the cash he or she would have received. Ownership restrictions on shares granted under the Restricted Plan would also be terminated in the event of an executive's termination during this period. All health and medical benefits would also be maintained after termination for three years, if the executive makes his or her required contribution. Under the Deficit Reduction Act of 1984, severance payments that exceed a certain amount subject both the Company and the executive to adverse U.S. federal income tax consequences. Each of the Severance Agreements provides that the Company shall pay the executive a gross-up payment to ensure that the executive receives the total benefit intended by the Severance Agreement.

     The Company has entered into an Employment Agreement dated October 17, 1996 with Mr. Burguieres pursuant to which he will continue to serve as a director and as Chairman of the Board of Directors of the Company and provide other services to the Board. The term of the agreement will expire October 16, 2001 unless sooner terminated as provided therein. The Company will pay Mr. Burguieres $25,000 per month pursuant to this agreement. Such Employment Agreement provides that the amounts owed thereunder shall be due and payable, and all ownership restrictions shall terminate on shares previously granted to Mr. Burguieres under the Restricted Plan, if the agreement is terminated by the Company or by Mr. Burguieres, at his option, in the event of a change of control of the Company (as defined in the Severance Agreements).

     The Company has entered into an Employment Agreement dated as of June 1, 1997 with Mr. Bates pursuant to which he will serve as a director and as President and Chief Executive Officer of the Company. The term of the agreement will expire May 31, 2002 unless sooner terminated as provided therein. The Company will pay Mr. Bates a base salary of $41,667 per month pursuant to this agreement, subject to increases as determined by the Board. Mr. Bates is also eligible for various incentive compensation plans and receives the benefits extended to other executives of the Company. Such agreement provides that if

Mr. Bates is terminated by the Company without cause or if he terminates his employment for good reason (as such terms are defined in the Employment Agreement), then he shall be entitled to receive certain benefits including (a) an amount equal to three times his salary plus bonus for the prior year; (b) salary to the date of termination; and (c) health and medical benefits for three years, if he makes the required contributions. In addition, stock options granted under an Option Plan and shares granted under the Restricted Plan shall be treated in the same manner as under Mr. Bates' Severance Agreement. In the event of a change of control of the Company (as defined in the Severance Agreements), Mr. Bates shall be entitled to the benefits under either the Employment Agreement or his Severance Agreement, but not both, at his option.

     The Company entered into a Consulting Agreement dated as of July 26, 1996 with Mr. Amonett pursuant to which Mr. Amonett agreed to serve as Acting President and Chief Executive Officer; this agreement was terminated as of January 31, 1997 when Mr. Amonett became an employee of the Company. The Company then entered into a Severance Agreement dated as of May 15, 1997 with Mr. Amonett in connection with his termination as Acting President and Chief Executive Officer. Pursuant to the Severance Agreement, Mr. Amonett will receive one year's salary continuation, commencing on the date of his termination as an employee of the Company, which was May 31, 1997. In addition, a stock option granted under an Option Plan vested and ownership restrictions on shares granted under the Restricted Plan terminated on May 31, 1997, in accordance with the terms of the Severance Agreement.

     The Company has entered into a Severance and Consulting Agreement dated as of February 17, 1998, but effective March 1, 1998, with Mr. Eagles in connection with his resignation as an employee of, and his continuation as a consultant to, the Company. Pursuant to such agreement, Mr. Eagles will serve as a consultant to the Company for a term ending February 28, 2001, for a consulting fee of $12,500 per month. In addition, stock options granted under an Option Plan vested and ownership restrictions on shares granted under the Restricted Plan terminated on February 28, 1998, in accordance with the terms of such agreement.

     Certain of the Company's benefit plans, including the Option Plans, the SAR Plan, the Restricted Plan, the 401(k) Plan and the Supplemental Savings Plan, contain provisions that permit early vesting of the benefits, receipt of cash in exchange for cancellation of the benefits or the termination of ownership restrictions on the benefits, as applicable, upon the occurrence of a change of control, as defined in each such plan. If there is a change of control of the Company as defined in the Restricted Plan, ownership restrictions on shares granted prior to March 4, 1998 under the Restricted Plan shall terminate. If there is change of control of the Company as defined in the 401(k) Plan and the Supplemental Savings Plan, the amounts contributed by the Company to the participant's account under each plan shall automatically vest. The Merger will constitute a change of control under the Restricted Plan but will not constitute a change of control under the 401(k) Plan or the Supplemental Savings Plan. See "Stock Option Plans and SAR Plan" for similar information regarding such plans. To the extent that the change of control provisions of the Severance Agreements are triggered, the Severance Agreements may provide for a different treatment of such benefits, as described above.

     The Company has entered into an Indemnification Agreement (an "Indemnification Agreement") with each executive officer and director of the Company, pursuant to which the Company is obligated to provide indemnification and expense advancement to such executive officer or director in connection with a claim made against such executive officer or director by reason of an Indemnifiable Event, as defined in each Indemnification Agreement. Each Indemnification Agreement provides that, in the event of a change in control of the Company, as defined in each Indemnification Agreement, the Company will seek an opinion from a special independent counsel selected by an executive officer or director seeking indemnification and approved by the Company as to whether and to what extent such executive officer or director would be permitted to be indemnified under the Indemnification Agreement or the Company's Bylaws.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Greehey, Edelman, Moses and Widmann served as members of the Compensation Committee during the entire year. During 1997, no member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries. Except for Mr. Moses, who previously served as Chairman of the Board of the Company in a non-executive officer capacity, no member of the Compensation Committee was formerly an officer or employee of the Company or any of its subsidiaries.

     During 1997, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

PERFORMANCE GRAPH

     The following graph compares the Company's cumulative total stockholder return on the Common Stock for a five-year period (December 31, 1992 to December 31, 1997) with the cumulative total return of the Standard & Poor's 500 Composite Stock Index (the "S&P 500 Index") and the Company's peer group, which is the Standard & Poor's Oil & Gas ("Drilling & Equipment") Index, previously called the S&P Oil Well Equipment & Services Stock Index (the "Peer Group"). The graph assumes $100 was invested on December 31, 1992 in the Common Stock, the S&P 500 Index and the Peer Group. Dividend reinvestment has been assumed, and investment has been weighted to reflect relative stock market capitalization.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                AMONG THE COMPANY, S&P 500 INDEX AND PEER GROUP

------------

* Prepared by Research

     The foregoing performance graph is based on historical data and is not necessarily indicative of future performance of the Common Stock. This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filings under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     PRINCIPAL STOCKHOLDERS. The following table sets forth certain information with respect to the Common Stock beneficially owned by persons who are known to the Company to be the beneficial owners of more than five percent of the Common Stock as of March 16, 1998. For purposes of this Report, beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of shares, regardless of any economic interest therein. The persons listed have sole voting power and sole dispositive power over all shares set forth in the table, unless otherwise specified in the footnotes to the table.

                                         AMOUNT AND
                                         NATURE OF
                                         BENEFICIAL     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER    OWNERSHIP(1)      CLASS
-------------------------------------   ------------    ----------
First Reserve Corporation(2).........    6,569,306         12.8
  475 Steamboat Road
  Greenwich, CT 06830
FMR Corp. and Edward C. Johnson
3d(3)................................    6,892,502         13.4
  82 Devonshire Street
  Boston, MA 02109

------------

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Commission. To the Company's knowledge, none of such shares are deemed to be beneficially owned because the holder has the right to acquire such shares within 60 days.

(2) Based upon information contained in Amendment No. 4 to Schedule 13D/A dated March 4, 1998, filed with the Commission by First Reserve Corporation ("First Reserve"). Represents shares owned by the following funds (the "First Reserve Funds"), for each of which First Reserve is the general partner: American Gas & Oil Investors, Limited Partnership -- 1,360,000 shares; AmGO II, Limited Partnership -- 850,000 shares; First Reserve Secured Energy Assets Fund, Limited Partnership -- 650,000 shares; First Reserve Fund V, Limited Partnership -- 2,300,000 shares; First Reserve Fund V-2, Limited Partnership -- 640,000 shares; and First Reserve Fund VI, Limited Partnership -- 735,371 shares. First Reserve, in its role as managing general partner of the First Reserve Funds and acting on behalf of the First Reserve Funds, has the power to cause each First Reserve Fund to dispose of or vote shares of Common Stock held by such First Reserve Fund. Also includes 33,935 shares owned directly by First Reserve. The principal beneficial owners of the common stock of First Reserve are its executive officers, including Mr. Hill, Chairman of the Board of First Reserve, and Mr. Macaulay, President and Chief Executive Officer of First Reserve, each of whom is also a director of the Company. First Reserve, the First Reserve Funds and Messrs. Macaulay and Hill have entered into the First Reserve Agreement under which First Reserve and the First Reserve Funds are entitled to elect a certain number of directors depending on their percentage of ownership of the Common Stock. Does not include shares of Common Stock owned directly by each of Messrs. Hill and Macaulay. On March 4, 1998, First Reserve and each of the First Reserve Funds entered into a voting agreement (the "EVI Voting Agreement") as a condition to EVI entering into the Merger Agreement. The EVI Voting Agreement, among other things, requires First Reserve and each of the First Reserve Funds to vote their shares of Common Stock in favor of the Merger Agreement and the Merger at any meeting of the Company's stockholders where the adoption of the Merger Agreement and the Merger is being voted on, unless, at the time of such meeting, the Board of Directors of the Company, pursuant to the terms of the Merger Agreement, is recommending that the stockholders vote for a Superior Proposal (as defined therein).

(3) Based upon information contained in a joint Schedule 13G/A dated February 14, 1998, filed with the Commission by Edward C. Johnson 3d, Abigail P. Johnson and by FMR Corp., on behalf of itself and its subsidiaries, Fidelity Management & Research Company (beneficial owner of 6,327,547 shares of Common Stock) and Fidelity Management Trust Company (beneficial owner of 437,655 shares of Common Stock) and Fidelity International Limited ("FIL") (beneficial owner of 127,300 shares of Common Stock). FMR Corp. and Mr. Johnson each has sole dispositive power over 6,327,547 shares of Common Stock and no voting power over these shares. FMR Corp. and Mr. Johnson each has sole dispositive power over 437,655 shares of Common Stock, of which each has sole voting power over 420,655 shares and no voting power over 17,000 shares. FIL has the sole power to vote and dispose of 127,300 shares. FMR Corp. and FIL are of the view that they are not acting as a group for purposes of

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

    Section 13(d) of the Exchange Act and that they are not otherwise required to attribute to each other the beneficial ownership of securities beneficially owned by the other corporation within the meaning of Rule 13d-3 promulgated under the Exchange Act.

     MANAGEMENT. The following table sets forth certain information with respect to the Common Stock beneficially owned by each of the Company's directors and each of its executive officers named in the Summary Compensation Table set forth in this Report and by all of its directors and executive officers as a group, as of March 16, 1998. Such persons have sole voting power and sole dispositive power over all shares set forth in the table unless otherwise specified in the footnotes to the table.

                                         AMOUNT AND
                                         NATURE OF
                                         BENEFICIAL     PERCENT OF
      NAME OF BENEFICIAL OWNER          OWNERSHIP(1)      CLASS
-------------------------------------   ------------    ----------
Directors
     Thomas N. Amonett (2)(3)(4).....        27,297         *
     Thomas R. Bates (5).............       117,041         *
     Philip Burguieres (6)...........       227,610         *
     Thomas J. Edelman (2)(4)........         7,864         *
     William E. Greehey (2)(4).......        17,452         *
     John A. Hill (2)(4)(7)..........     6,579,637         12.8
     John W. Johnson (2)(4)(8).......        61,984         *
     William E. Macaulay
     (2)(4)(7)(9)....................     6,579,637         12.8
     Robert K. Moses, Jr.
     (2)(4)(10)......................       502,586         *
     Roger M. Widmann (2)(4).........         6,364         *
Named Executive Officers
     M.E. Eagles (11)................        55,303         *
     James R. Burke (12).............        48,716         *
     Norman W. Nolen(13).............        46,702         *
     H. Suzanne Thomas (14)..........        72,136         *
     All Directors and Executive
       Officers as a Group
       (16 persons)(15)..............     7,803,482         15.2

------------

  *  Denotes ownership of less than one percent.

 (1) Information with respect to beneficial ownership is based upon information furnished by each director or executive officer of the Company or contained in filings made with the Commission.

 (2) Includes 3,500 shares subject to acquisition within 60 days pursuant to the Director Option Plan for Mr. Amonett; 5,500 shares for each of Messrs. Greehey, Johnson and Moses; 4,500 shares for Mr. Edelman; 2,000 shares for each of Messrs. Hill and Macaulay; and 5,000 shares for Mr. Widmann.

 (3) Includes 12,000 shares subject to acquisition within 60 days pursuant to an Option Plan.

 (4) Includes 1,290 shares granted to Mr. Amonett and 1,364 shares granted to each of the other named individuals pursuant to the Director Restricted Stock Plan, with respect to which he has sole voting and no dispositive power.

 (5) Includes 85,041 shares granted to Mr. Bates pursuant to the Restricted Plan (as hereinafter defined), with respect to which he has sole voting power and no dispositive power. Also includes 30,000 shares subject to acquisition by Mr. Bates within 60 days pursuant to an Option Plan.

 (6) Includes (a) 1,000 shares held by Mr. Burguieres' wife, with respect to which he has no voting or dispositive power, and (b) 500 shares held by Mr. Burguieres' adult son supported by him, with respect to which he has sole voting and dispositive power; Mr. Burguieres disclaims beneficial ownership of all such shares. Also includes (a) 8,750 shares granted to Mr. Burguieres pursuant to the Restricted Plan, with respect to which he has sole voting and no dispositive power, and (b) 93,334 shares subject to acquisition by Mr. Burguieres within 60 days pursuant to an Option Plan. Also includes 431 shares held under the Company's Employee Stock Purchase Plan (the "ESPP") in the account of Mr. Burguieres, as to which he has sole voting and no dispositive power prior to withdrawal of such shares from the ESPP. Shares may be withdrawn from the ESPP by a participant on March 31 of each year upon written notice by such participant. Also includes 184 shares held under

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)
     the 401(k) Plan in Mr. Burguieres account, as to which shares Mr. Burguieres has sole voting and no dispositive power.

 (7) Includes 6,569,306 shares owned beneficially by First Reserve and the First Reserve Funds; Messrs. Hill and Macaulay disclaim beneficial ownership of such shares.

 (8) Does not include 1,050,000 shares owned by Permian Mud Service, Inc. ("Permian"). Mr. Johnson is a director, officer and substantial beneficial shareholder of Permian and therefore may be deemed to be a beneficial owner of the shares of the Common Stock held by Permian; Mr. Johnson disclaims beneficial ownership of all such shares. Includes (a) 6,000 shares held by Mr. Johnson as a trustee of various trusts for his children, with respect to which he has sole voting and dispositive power, and (b) 120 shares held as custodian for Mr. Johnson's children, with respect to which he has sole voting and dispositive power; Mr. Johnson disclaims beneficial ownership of all such shares.

 (9) Includes 6,967 shares held by Mr. Macaulay's wife, with respect to which he has no voting or dispositive power; Mr. Macaulay disclaims beneficial ownership of such shares.

(10) Includes (a) 625 shares held by Mr. Moses' adult son supported by him, with respect to which Mr. Moses has no voting or dispositive power, and (b) an aggregate of 45,000 shares held in various trusts for Mr. Moses' children, his brother and his sister, of which Mr. Moses is the trustee, with respect to which Mr. Moses has sole voting and dispositive power; Mr. Moses disclaims beneficial ownership of all such shares. Does not include (a) an aggregate of 52,500 shares held in various trusts for Mr. Moses' children, with respect to which Mr. Moses has no voting or dispositive power, or (b) 1,851 shares held in a trust for Mr. Moses' son, with respect to which he has no voting or dispositive power; since Mr. Moses is not a trustee of such trusts and has no voting or dispositive power, he disclaims beneficial ownership of all such shares.

(11) Mr. Eagles resigned as an executive officer of the Company effective January 5, 1998 and as an employee effective February 28, 1998. Includes 34,000 shares subject to acquisition by Mr. Eagles within 60 days pursuant to an Option Plan.

(12) Includes (a) 8,125 shares granted to Mr. Burke pursuant to the Restricted Plan, with respect to which he has sole voting and no dispositive power, and (b) 28,666 shares subject to acquisition by Mr. Burke within 60 days pursuant to an Option Plan. Also includes 2,076 shares held under the 401(k) Plan in Mr. Burke's account, with respect to which shares Mr. Burke has sole voting and no dispositive power.

(13) Includes (a) 2,625 shares granted to Mr. Nolen pursuant to the Restricted Plan, with respect to which he has sole voting and no dispositive power, and (b) 24,916 shares subject to acquisition by Mr. Nolen within 60 days pursuant to the Option Plans. Also includes 259 shares held under the 401(k) Plan in Mr. Nolen's account, with respect to which shares Mr. Nolen has sole voting and no dispositive power.

(14) Includes (a) 6,625 shares granted to Ms. Thomas pursuant to the Restricted Plan, with respect to which she has sole voting and no dispositive power, and (b) 32,666 shares subject to acquisition by Ms. Thomas within 60 days pursuant to the Option Plans. Also includes 890 shares held under the 401(k) Plan in Ms. Thomas' account, with respect to which shares Ms. Thomas has sole voting and no dispositive power.

(15) See footnotes (2) through (14). Also includes 11,000 shares subject to acquisition by an executive officer not named in the table within 60 days pursuant to the Option Plans, 9,125 shares pursuant to the Restricted Plan, with respect to which such executive officers have sole voting and no dispositive power, and 771 shares held under the 401(k) Plan in one of such executive officer's account, with respect to which shares he has sole voting and no dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     A predecessor of Phoenix Energy Products, Inc. ("Phoenix") purchased certain assets of Enterra in September 1995. Pursuant to the asset purchase agreement for such acquisition, one of the Company's subsidiaries agreed to remediate certain environmental contamination at properties sold to Phoenix. Certain First Reserve Funds own Phoenix. See Item 12 for additional information.

     For additional information concerning this Item, reference is made to Item 11.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.  Consolidated Financial Statements:

      Report of Arthur Andersen LLP, Independent Public Accountants, dated March
        11, 1998.

      Consolidated Balance Sheets -- December 31, 1997 and 1996.

      Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1997.

      Consolidated Statements of Stockholders' Equity for Each of the Three
        Years in the Period Ended December 31, 1997.

      Consolidated Statements of Cash Flows for Each of the Three Years in the
        Period Ended December 31, 1997.

      Notes to Consolidated Financial Statements.

2.  EXHIBITS:

     EXHIBIT
      NUMBER                             DESCRIPTIONS
----------------------------------------------------------------------------
     2.1       -- Agreement and Plan of Merger dated as of June 23, 1995, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of August 28, 1995, between Weatherford International Incorporated and Enterra Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)).
     2.2       -- Amendment No. 2 to Agreement and Plan of Merger dated as of October 5, 1995, between Weatherford International Incorporated and Enterra Corporation (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 5, 1995 (File No. 1-7867)).
     2.3       -- Agreement dated as of September 20, 1995, among Zapata
                  Corporation, Energy Industries, Inc., Zapata Energy Industries, L.P., Enterra Corporation and Enterra Compression Company (incorporated by reference to Exhibit 2 to Enterra Corporation's Current Report on Form 8-K dated October 2, 1995 (File No. 1-8153)).
     2.4       -- Agreement and Plan of Merger dated as of March 4, 1998
                  between Weatherford Enterra, Inc. and EVI, Inc. (incorporated by reference to Exhibit 2.1 to the Com-pany's Current Report on Form 8-K dated March 4, 1998 (File No. 1-7867)).
     3.1       -- Corrected Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-7867)).
     3.2       -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
     4.1       -- Credit Agreement dated as of October 5, 1995 among
                  Weatherford Enterra, Inc., Weatherford Enterra U.S., Inc., Weatherford/Lamb, Inc., Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).

     EXHIBIT
      NUMBER                             DESCRIPTIONS
----------------------------------------------------------------------------
     4.2       -- First Amendment to Credit Agreement dated as of December
                  29, 1995 among Weatherford Enterra, Inc., Weatherford Enterra U.S., Inc., Weatherford/Lamb, Inc., Weatherford Enterra U.S., Limited Partnership, Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    *4.3       -- Second Amendment to Credit Agreement dated as of March 20,
                  1996 among Weatherford Enterra, Inc., Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto.
    *4.4       -- Third Amendment to Credit Agreement dated as of October
                  24, 1997 among Weatherford Enterra, Inc., Bank of America National Trust and Savings Association (as successor to Bank of America Illinois), as Documentation Agent, Texas Commerce Bank National Association (as successor to Bank of America Illinois), as Administrative Agent, and the financial institutions listed on the signature pages thereto.
     4.5       -- Agreement dated as of June 23, 1995, as amended as of
                  August 28, 1995 (the "Stockholders Agreement"), among Weatherford International Incorporated and American Gas & Oil Investors, Limited Partnership, AmGO II, Limited Partnership, AmGO III, Limited Partnership, First Reserve Secured Energy Assets Fund, Limited Partnership, First Reserve Fund V, Limited Partnership, First Reserve Fund V-2, Limited Partnership, and First Reserve Fund VI, Limited Partnership (collectively, the "First Reserve Funds"), and First Reserve Corporation (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)).
     4.6       -- Letters dated January 29, 1997, adding William E. Macaulay and John A. Hill, respectively, as parties to the Stockholders Agreement (incorporated by reference to
                  Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
     4.7       -- Indenture dated May 17, 1996, between the Company and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 28, 1996 (File No. 1-7867)).
     4.8       -- Form of the Company's 7 1/4% Notes Due May 15, 2006
                  (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 28, 1996 (File No. 1-7867)).
     4.9       -- Form of the Company's Common Stock certificate
                  (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7867)).
   *10.1       -- Amended and Restated Change of Control Agreements with
                  James R. Burke, Jon Nicholson, Norman W. Nolen and H. Suzanne Thomas (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); and Change of Control Agreements with Thomas R. Bates, Jr. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-17867)); and Randall D. Stilley.

     EXHIBIT
      NUMBER                             DESCRIPTIONS
----------------------------------------------------------------------------
   *10.2       -- Indemnification Agreements with Thomas N. Amonett, William
                  E. Greehey, Robert K. Moses, Jr. and H. Suzanne Thomas (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres and Norman W. Nolen (incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); James
                  R. Burke and John W. Johnson (incorporated by reference to
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7867)); John A. Hill, William E. Macaulay and Roger M. Widmann (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); Thomas J. Edelman and Jon Nicholson (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); Thomas R. Bates, Jr. (incorporated by reference to Exhibit
                  10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)); and Randall D. Stilley.
    10.3       -- 1987 Stock Option Plan, as amended and restated
                  (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.4       -- 1991 Stock Option Plan, as amended and restated
                  (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.5       -- Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-7867)) and First Amendment to Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7867)).
    10.6       -- Restricted Stock Incentive Plan, as amended and restated
                  (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.7       -- Executive Incentive Stock Bonus Plan, as amended
                  (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.8       -- Supplemental Savings Plan (incorporated by reference to
                  Exhibit 10.11 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)); and First Amendment and Second Amendment to Supplemental Savings Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.9       -- Non-Employee Director Retirement Plan (incorporated by
                  reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7867)).
    10.10      -- Deferred Compensation Plan for Non-Employee Directors
                  (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7867)).
    10.11      -- Non-Employee Director Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).
    10.12      -- 1997 Non-Employee Director Restricted Stock Plan
                  (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).

     EXHIBIT
      NUMBER                             DESCRIPTIONS
----------------------------------------------------------------------------
    10.13      -- Employment Agreement with Thomas R. Bates, Jr.
                  (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).
    10.14      -- Consulting Agreement dated October 5, 1995 with D. Dale
                  Wood (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
    10.15      -- Employment Agreement dated as of October 17, 1996 with
                  Philip Burguieres (incorporated by reference to Exhibit
                  10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.16      -- Consulting Agreement dated as of July 26, 1996 with Thomas
                  N. Amonett and First Amendment to Consulting Agreement dated as of January 1, 1997 (incorporated by reference to
                  Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.17      -- Severance Agreement dated May 15, 1997 with Thomas N.
                  Amonett (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).
   *10.18      -- Consulting and Severance Agreement dated as of February
                  17, 1998 with M. E. Eagles.
   *21         -- Subsidiaries of the Company
   *23         -- Consent of Independent Public Accountants
   *27         -- Article 5 Financial Data Schedule

------------

* Filed herewith.

Exhibits 10.1-10.18 are management contracts or compensatory plans or arrangements.

     The Company will furnish to the Commission upon request a copy of each other instrument with respect to the long-term debt of the Company and its subsidiaries that defines the rights of holders of such debt or includes provisions that provide for cross default under such instruments.

     The Company will furnish a copy of any exhibit described above to the beneficial holder of its securities upon receipt of a written request therefor, provided that such request sets forth a good faith representation that the individual requesting such exhibits is as of the date of the request a beneficial holder of the Common Stock, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

(b)  Reports on Form 8-K.

     None.

                                       61
****

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                          WEATHERFORD ENTERRA, INC.

                                            By:  /s/  THOMAS R. BATES, JR.
                                                   Thomas R. Bates, Jr.
                                                      President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                         Title                  Date
------------------------------------------------------------------------------
     /s/THOMAS R. BATES, JR.      President and Chief Executive  March 25, 1998
      (Thomas R. Bates, Jr.)      Officer and Director
                                  (Principal Executive Officer)
        /s/NORMAN W. NOLEN        Senior Vice President, Chief   March 25, 1998
        (Norman W. Nolen)         Financial Officer and
                                  Treasurer (Principal Financial
                                  and Accounting Officer)
       /s/PHILIP BURGUIERES       Chairman of the Board and      March 25, 1998
       (Philip Burguieres)        Director
       /s/THOMAS N. AMONETT       Director                       March 25, 1998
       (Thomas N. Amonett)
       /s/THOMAS J. EDELMAN       Director                       March 25, 1998
       (Thomas J. Edelman)
      /s/WILLIAM E. GREEHEY       Director                       March 25, 1998
       (William E. Greehey)
         /s/JOHN W. HILL          Director                       March 25, 1998
          (John W. Hill)
        /s/JOHN W. JOHNSON        Director                       March 25, 1998
        (John W. Johnson)
      /s/WILLIAM E. MACAULAY      Director                       March 25, 1998
      (William E. Macaulay)
     /s/ROBERT K. MOSES, JR.      Director                       March 25, 1998
      (Robert K. Moses, Jr.)
       /s/ROGER M. WIDMANN        Director                       March 25, 1998
        (Roger M. Widmann)

                               INDEX TO EXHIBITS

     EXHIBIT
      NUMBER                             DESCRIPTIONS
----------------------------------------------------------------------------
     2.1       -- Agreement and Plan of Merger dated as of June 23, 1995, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of August 28, 1995, between Weatherford International Incorporated and Enterra Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)).
     2.2       -- Amendment No. 2 to Agreement and Plan of Merger dated as of October 5, 1995, between Weatherford International Incorporated and Enterra Corporation (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 5, 1995 (File No. 1-7867)).
     2.3       -- Agreement dated as of September 20, 1995, among Zapata
                  Corporation, Energy Industries, Inc., Zapata Energy Industries, L.P., Enterra Corporation and Enterra Compression Company (incorporated by reference to Exhibit 2 to Enterra Corporation's Current Report on Form 8-K dated October 2, 1995 (File No. 1-8153)).
     2.4       -- Agreement and Plan of Merger dated as of March 4, 1998
                  between Weatherford Enterra, Inc. and EVI, Inc. (incorporated by reference to Exhibit 2.1 to the Com-pany's Current Report on Form 8-K dated March 4, 1998 (File No. 1-7867)).
     3.1       -- Corrected Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-7867)).
     3.2       -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
     4.1       -- Credit Agreement dated as of October 5, 1995 among
                  Weatherford Enterra, Inc., Weatherford Enterra U.S., Inc., Weatherford/Lamb, Inc., Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto (incorporated by reference to
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
     4.2       -- First Amendment to Credit Agreement dated as of December
                  29, 1995 among Weatherford Enterra, Inc., Weatherford Enterra U.S., Inc., Weatherford/Lamb, Inc., Weatherford Enterra U.S., Limited Partnership, Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    *4.3       -- Second Amendment to Credit Agreement dated as of March 20,
                  1996 among Weatherford Enterra, Inc., Bank of America Illinois, as Documentation Agent, Texas Commerce Bank National Association, as Administrative Agent, Credit Lyonnais New York Branch, ABN Amro Bank, N.V., Bank of Montreal, First Interstate Bank of Texas, N.A., Arab Banking Corporation (B.S.C.) and the financial institutions listed on the signature pages thereto.
    *4.4       -- Third Amendment to Credit Agreement dated as of October
                  24, 1997 among Weatherford Enterra, Inc., Bank of America National Trust and Savings Association (as successor to Bank of America Illinois), as Documentation Agent, Texas Commerce Bank National Association (as successor to Bank of America Illinois), as Administrative Agent, and the financial institutions listed on the signature pages thereto.

     EXHIBIT
      NUMBER                             DESCRIPTIONS
----------------------------------------------------------------------------
     4.5       -- Agreement dated as of June 23, 1995, as amended as of
                  August 28, 1995 (the "Stockholders Agreement"), among Weatherford International Incorporated and American Gas & Oil Investors, Limited Partnership, AmGO II, Limited Partnership, AmGO III, Limited Partnership, First Reserve Secured Energy Assets Fund, Limited Partnership, First Reserve Fund V, Limited Partnership, First Reserve Fund V-2, Limited Partnership, and First Reserve Fund VI, Limited Partnership (collectively, the "First Reserve Funds"), and First Reserve Corporation (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (Registration No. 33-62195)).
     4.6       -- Letters dated January 29, 1997, adding William E. Macaulay and John A. Hill, respectively, as parties to the Stockholders Agreement (incorporated by reference to
                  Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
     4.7       -- Indenture dated May 17, 1996, between the Company and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 28, 1996 (File No. 1-7867)).
     4.8       -- Form of the Company's 7 1/4% Notes Due May 15, 2006
                  (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 28, 1996 (File No. 1-7867)).
     4.9       -- Form of the Company's Common Stock certificate
                  (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7867)).
   *10.1       -- Amended and Restated Change of Control Agreements with
                  James R. Burke, Jon Nicholson, Norman W. Nolen and H. Suzanne Thomas (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); and Change of Control Agreements with Thomas R. Bates, Jr. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-17867)); and Randall D. Stilley.
   *10.2       -- Indemnification Agreements with Thomas N. Amonett, William
                  E. Greehey, Robert K. Moses, Jr. and H. Suzanne Thomas (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); Philip Burguieres and Norman W. Nolen (incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 1-7867)); James
                  R. Burke and John W. Johnson (incorporated by reference to
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-7867)); John A. Hill, William E. Macaulay and Roger M. Widmann (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)); Thomas J. Edelman and Jon Nicholson (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)); Thomas R. Bates, Jr. (incorporated by reference to Exhibit
                  10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)); and Randall D. Stilley.
    10.3       -- 1987 Stock Option Plan, as amended and restated
                  (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.4       -- 1991 Stock Option Plan, as amended and restated
                  (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).

     EXHIBIT
      NUMBER                             DESCRIPTIONS
----------------------------------------------------------------------------
    10.5       -- Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-7867)) and First Amendment to Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7867)).
    10.6       -- Restricted Stock Incentive Plan, as amended and restated
                  (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.7       -- Executive Incentive Stock Bonus Plan, as amended
                  (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.8       -- Supplemental Savings Plan (incorporated by reference to
                  Exhibit 10.11 to the Company's Form 10-K Annual Report for the year ended December 31, 1994 (File No. 1-7867)); and First Amendment and Second Amendment to Supplemental Savings Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.9       -- Non-Employee Director Retirement Plan (incorporated by
                  reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-7867)).
    10.10      -- Deferred Compensation Plan for Non-Employee Directors
                  (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7867)).
    10.11      -- Non-Employee Director Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).
    10.12      -- 1997 Non-Employee Director Restricted Stock Plan
                  (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).
    10.13      -- Employment Agreement with Thomas R. Bates, Jr.
                  (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).
    10.14      -- Consulting Agreement dated October 5, 1995 with D. Dale
                  Wood (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
    10.15      -- Employment Agreement dated as of October 17, 1996 with
                  Philip Burguieres (incorporated by reference to Exhibit
                  10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.16      -- Consulting Agreement dated as of July 26, 1996 with Thomas
                  N. Amonett and First Amendment to Consulting Agreement dated as of January 1, 1997 (incorporated by reference to
                  Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7867)).
    10.17      -- Severance Agreement dated May 15, 1997 with Thomas N.
                  Amonett (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-7867)).
   *10.18      -- Consulting and Severance Agreement dated as of February
                  17, 1998 with M. E. Eagles.
   *21         -- Subsidiaries of the Company
   *23         -- Consent of Independent Public Accountants
   *27         -- Article 5 Financial Data Schedule

------------

* Filed herewith.

Exhibits 10.1-10.18 are management contracts or compensatory plans or arrangements.