Form 10-Q
period 1998-03-31
WEATHERFORD ENTERRA INC
filed 1998-05-15
CIK 29302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended MARCH 31, 1998
                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from ____________ to __________
                           Commission file number 1-7867

                             WEATHERFORD ENTERRA, INC.
               (Exact name of registrant as specified in its charter)


                        DELAWARE                       74-1681642
              (State or other jurisdiction
                  of incorporation or               (I.R.S. Employer
                     organization)                Identification No.)


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

There were 51,402,963 shares of Common Stock, $.10 par value, of the registrant outstanding as of April 22, 1998.

                                 (Page 1 of 14)

                             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        MARCH 31,    DECEMBER 31,
                                                                          1998           1997
                                                                       -----------    -----------
                                                                       (Unaudited)
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $    17,318    $    42,348
   Receivables, net of allowance of $24,251 and $22,467 ............       267,991        261,449
   Inventories, net of allowance of $20,904 and $16,671 ............       183,583        169,048
   Deferred tax and other current assets ...........................        37,746         32,033
                                                                       -----------    -----------
     Total current assets ..........................................       506,638        504,878
                                                                       -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST .............................     1,263,446      1,250,494
   Less -- Accumulated depreciation ................................       701,006        682,048
                                                                       -----------    -----------
                                                                           562,440        568,446
                                                                       -----------    -----------
GOODWILL, NET ......................................................       263,466        266,121
                                                                       -----------    -----------
OTHER ASSETS .......................................................        33,215         38,550
                                                                       -----------    -----------
                                                                       $ 1,365,759    $ 1,377,995
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt and current portion of long-term debt ...........   $     4,547    $     2,823
   Accounts payable ................................................        54,942         63,808
   Accrued income taxes ............................................        34,294         30,404
   Other accrued liabilities .......................................        92,339         95,310
                                                                       -----------    -----------
     Total current liabilities .....................................       186,122        192,345
                                                                       -----------    -----------
LONG-TERM DEBT .....................................................       210,452        209,124
                                                                       -----------    -----------
DEFERRED TAX LIABILITIES ...........................................        27,308         27,401
                                                                       -----------    -----------
OTHER LONG-TERM LIABILITIES ........................................        15,103         14,999
                                                                       -----------    -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par; shares authorized 1,000,000; none issued          --             --
   Common stock, $.10 par; shares authorized 80,000,000;
     issued 52,770,441 and 52,701,964 ..............................         5,277          5,270
   Paid-in capital .................................................       653,898        652,378
   Retained earnings ...............................................       343,703        313,216
   Cumulative translation adjustment ...............................       (25,576)       (23,795)
   Treasury stock, 1,367,478 and 322,667 common shares, at cost ....       (50,528)       (12,943)
                                                                       -----------    -----------
     Total stockholders' equity ....................................       926,774        934,126
                                                                       -----------    -----------
                                                                       $ 1,365,759    $ 1,377,995
                                                                       ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH  31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
REVENUES:
   Services and rentals ..............................   $ 196,453    $ 201,317
   Products ..........................................      63,276       65,796
                                                         ---------    ---------
     Total revenues ..................................     259,729      267,113
                                                         ---------    ---------
COSTS AND EXPENSES:
   Cost of services and rentals ......................     126,459      136,754
   Cost of products ..................................      41,249       44,817
   Selling, general and administrative expenses ......      31,899       36,190
   Research and development ..........................       2,038        2,774
   Equity in earnings of unconsolidated affiliates ...        (780)        (509)
   Foreign currency (gain) loss, net .................        (407)         393
   Other expense, net ................................       4,935        5,812
                                                         ---------    ---------
     Total costs and expenses ........................     205,393      226,231
                                                         ---------    ---------
OPERATING INCOME .....................................      54,336       40,882

Interest expense .....................................       4,018        6,134
Interest income ......................................        (480)        (701)
                                                         ---------    ---------
INCOME BEFORE INCOME TAXES ...........................      50,798       35,449
Income tax provision .................................      20,311       12,497
                                                         ---------    ---------
NET INCOME ...........................................   $  30,487    $  22,952
                                                         =========    =========
Basic earnings per common share ......................   $    0.59    $    0.44
                                                         =========    =========
Diluted earnings per common share ....................   $    0.59    $    0.44
                                                         =========    =========
Weighted average shares outstanding, basic ...........      51,610       52,242
                                                         =========    =========
Weighted average shares outstanding, diluted .........      51,886       52,567
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                           (UNAUDITED - IN THOUSANDS)

                                                                                            CUMULATIVE
                                                       COMMON       PAID-IN      RETAINED   TRANSLATION    TREASURY
                                                        STOCK       CAPITAL      EARNINGS    ADJUSTMENT      STOCK          TOTAL
                                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, DECEMBER 31, 1997 ........................   $    5,270   $  652,378   $  313,216   $  (23,795)   $  (12,943)   $  934,126

  Shares issued under employee
    benefit plans .................................         --             47         --           --            --              47
  Stock grants and options exercised ..............            7        1,473         --           --            (157)        1,323
  Purchases of treasury stock .....................         --           --           --           --         (37,428)      (37,428)
  Currency translation adjustment .................         --           --           --         (1,781)         --          (1,781)
  Net income ......................................         --           --         30,487         --            --          30,487
                                                      ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, MARCH 31, 1998 ...........................   $    5,277   $  653,898   $  343,703   $  (25,576)   $  (50,528)   $  926,774
                                                      ==========   ==========   ==========   ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WEATHERFORD ENTERRA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                     --------------------
                                                                       1998        1997
                                                                     --------    --------
NET INCOME .......................................................   $ 30,487    $ 22,952
Income items not requiring (providing) cash:
   Depreciation and amortization .................................     29,207      27,378
   Gain on sales of assets .......................................     (3,473)     (2,836)
   Deferred income tax provision (benefit) .......................         87         453
   Other non-cash charges ........................................       (136)        409
   Increase (decrease) in cash from changes in operating accounts:
     Receivables, net ............................................     (3,505)    (20,150)
     Inventories, net ............................................    (15,049)    (11,476)
     Prepayments and other .......................................        199       6,987
     Accounts payable and accrued liabilities ....................     (9,784)     (3,560)
     Other long-term liabilities .................................        164        (748)
                                                                     --------    --------
CASH PROVIDED BY OPERATING ACTIVITIES ............................     28,197      19,409
                                                                     --------    --------
Purchases of property, plant and equipment .......................    (31,125)    (23,018)
Proceeds from sales of property, plant and equipment .............      6,297       7,503
Other net cash flows from investing activities ...................      3,928         305
                                                                     --------    --------
CASH USED IN INVESTING ACTIVITIES ................................    (20,900)    (15,210)
                                                                     --------    --------
Borrowings under credit facilities ...............................      4,356       7,069
Repayment of borrowings ..........................................       (762)    (18,657)
Net cash flows from currency hedging transactions ................        822       2,409
Purchases of treasury stock ......................................    (37,428)       --
Proceeds from sale of stock to employee benefit plans and stock
   option exercises ..............................................      1,370       2,900
                                                                     --------    --------
CASH USED IN FINANCING ACTIVITIES ................................    (31,642)     (6,279)
                                                                     --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................       (685)     (1,200)
                                                                     --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS ............................    (25,030)     (3,280)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................     42,348      33,029
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $ 17,318    $ 29,749
                                                                     ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest ......................................................   $    157    $  1,659
   Income taxes, net of refunds received .........................      7,323       3,970

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

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. No significant accounting changes have occurred during the three months ended March 31, 1998. See Note 5.

   (2) EVI MERGER. On March 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Company into EVI, Inc. ("EVI"). Pursuant to the terms of the Merger Agreement, Weatherford stockholders will receive 0.95 of a share of EVI common stock for each share of Weatherford Common Stock. The transaction, which is expected to be accounted for as a pooling of interests and to result in no immediate federal income tax recognition for the Company's stockholders, is subject to the approval of the stockholders of each of EVI and Weatherford as well as other conditions to closing. The transaction is expected to close on May 27, 1998. There can be no assurance that this merger will be consummated.

   (3) EARNINGS PER COMMON SHARE. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share also assume the exercise of employee stock options under the treasury stock method.

     A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation follows (in thousands except per share amounts):
                                                                       PER SHARE
                                                 NET INCOME    SHARES   AMOUNT
                                                  -------      ------    -----
THREE MONTHS ENDED MARCH 31, 1998:
   Basic earnings per common share .........      $30,487      51,610    $0.59
                                                  =======      ======    =====
   Employee stock options ..................         --           276     --
                                                  -------      ------    -----
   Diluted earnings per common share .......      $30,487      51,886    $0.59
                                                  =======      ======    =====
THREE MONTHS ENDED MARCH 31, 1997:
   Basic earnings per common share .........      $22,952      52,242    $0.44
                                                  =======      ======    =====
   Employee stock options ..................         --           325     --
                                                  -------      ------    -----
   Diluted earnings per common share .......      $22,952      52,567    $0.44
                                                  =======      ======    =====

(4) INVENTORIES. Consolidated net inventories consist of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         1998          1997
                                                       --------      --------
Spare parts and components ...................         $ 44,572      $ 56,686
Raw materials ................................           44,722        29,920
Work in process ..............................           22,390        19,904
Finished goods ...............................           71,899        62,538
                                                       --------      --------
                                                       $183,583      $169,048
                                                       ========      ========

(5) COMPREHENSIVE INCOME. In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and financial statement display of comprehensive income. A reconciliation of net income and comprehensive income of the Company follows (in thousands):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -------------------
                                                             1998        1997
                                                            -------    --------
    Net income .......................................... $  30,487    $ 22,952
     Change in cumulative translation adjustment ........    (1,781)     (9,185)
                                                            -------    --------
     Comprehensive income ............................... $  28,706    $ 13,767
                                                            =======    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

   Certain statements which follow may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, future sales, earnings, margins, production levels and costs; expected savings from acquisitions; demand for products and services; product deliveries, market trends in the oil and gas industry and the oilfield service sector thereof; research and development, environmental and other expenditures; currency fluctuations and various business trends. Forward-looking statements may be made by Weatherford's management orally or in writing including, but not limited to, Weatherford's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and the Securities Act of 1933.

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

                                 BUSINESS REVIEW

   Weatherford is a diversified energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and gas industry. The Company's principal industry segments are oilfield services, oilfield products and gas compression, with operations in virtually every oil and gas exploration and production region in the world. The Company's 1997 operating results included several other businesses that the Company sold during 1997 in connection with a divestiture program announced in September 1996.

   On March 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Company into EVI, Inc. ("EVI"). Pursuant to the terms of the Merger Agreement, Weatherford stockholders will receive 0.95 of a share of EVI common stock for each share of Weatherford Common Stock. The transaction, which is expected to be accounted for as a pooling of interests and to result in no immediate federal income tax recognition for the Company's stockholders, is subject to the approval of the stockholders of each of EVI and Weatherford as well as other conditions to closing. The transaction is expected to close on May 27, 1998. There can be no assurance that this merger will be consummated.

                              RESULTS OF OPERATIONS

   A summary of operating results by business segment is shown below (in thousands):


                                                      FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                  -----------------------------
                                                     1998               1997
                                                  ---------           ---------
REVENUES:
   Oilfield services ...................          $ 168,504           $ 146,192
   Oilfield products ...................             48,223              41,009
   Gas compression .....................             43,002              44,836
   Other businesses ....................               --                35,076
                                                  ---------           ---------
     Total .............................          $ 259,729           $ 267,113
                                                  =========           =========

OPERATING INCOME:
   Oilfield services ...................          $  43,273           $  32,282
   Oilfield products ...................             10,436               7,071
   Gas compression .....................              4,070               3,235
   Other businesses ....................               --                 1,415
   Corporate ...........................             (3,443)             (3,121)
                                                  ---------           ---------
     Total .............................          $  54,336           $  40,882
                                                  =========           =========

   OILFIELD SERVICES. Oilfield services operations are located worldwide near oil and gas producing regions and consist of oilfield equipment rental, downhole services including fishing and milling, and tubular running services including the installation and testing of casing and tubing connections.

   During the first quarter of 1998, revenues increased 15% to $168.5 million while operating income grew 34% to $43.3 million compared to the first quarter of 1997, primarily as a result of continued strength in oil and gas drilling activity and increased profitability in international markets. North America service revenues increased 14% to $95.8 million in the first quarter of 1998 compared to the same period in 1997, with the most significant revenue increases occurring in Canada, South and West Texas and the Rocky Mountain region. Comparing the same periods, the average North America drilling rig count improved 16%, and the average workover rig count declined 14%.

   Oilfield service revenues outside of North America increased 17% to $72.7 million in the first quarter of 1998 compared to the first quarter of 1997, reflecting increased activity in the Middle East and Asia Pacific regions. Over the same period, the average drilling rig count outside of North America increased 1%.

   OILFIELD PRODUCTS. Closely aligned with the oilfield services segment, the oilfield products segment includes the manufacture, sale and service of cementation products, Nodeco(TM) liner hangers, McMurry-Macco(TM) gas lift equipment and other equipment used to provide oilfield services.

   During the first quarter of 1998, revenues increased 18% to $48.2 million and operating income increased 48% to $10.4 million compared to the first quarter of 1997, primarily as a result of increases in the Company's cementation products and gas lift businesses. The improved results were largely attributable to increased North America drilling activity, increased market share and lower research and development costs.

   GAS COMPRESSION. The gas compression segment includes manufacturing, packaging, renting, selling and providing parts and services for gas compressor units over a broad horsepower range.

   Revenues decreased 4% to $43.0 million during the first quarter of 1998 compared to the first quarter of 1997, primarily as a result of lower packaged unit sales in Canada partially offset by higher U.S. rental and service activity. Operating income increased 26% comparing the same periods to $4.1 million, reflecting the higher profit margins in the rental and service operations as compared to manufacturing and packaging.

   Compressor rental and service revenues improved 8% in the first quarter of 1998 to $26 million compared to the same period in 1997, reflecting expansion and increased utilization of the Company's compressor rental fleet. At March 31, 1998, the Company's rental fleet comprised over 445,000 horsepower with 86% utilization for the quarter compared to 411,000 horsepower with 83% utilization at March 31, 1997. Manufacturing and packaging revenues decreased 17% to $17 million in the first quarter of 1998 compared to the first quarter of 1997 primarily as a result of the lower shipments in Canada.

   OTHER BUSINESSES. The Company had several non-core businesses that it sold during 1997. Such businesses include CRC-Evans Pipeline International, Inc. ("CRC-Evans") and Total Engineering Services Team, Inc. ("TEST"), which were sold in June 1997; and the American Aero Cranes division, which was sold in September 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 12.3% in the first quarter of 1998 from 13.5% in the first quarter of 1997, primarily as a result of the increased revenues from continuing businesses and the elimination of costs from the businesses sold during 1997.

   RESEARCH AND DEVELOPMENT. Research and development costs of $2.0 million in the first quarter of 1998 decreased 27% compared to the first quarter of 1997; however, the Company anticipates that, over the course of the year, total research and development costs in 1998 will exceed those of 1997. The Company committed to the creation of the Weatherford Technology and Training Center ("WTTC") at an existing Company location in Houston, Texas. The WTTC, scheduled to open in the fourth quarter of 1998, will include a full-scale, drilling test rig and will require a total capital cost of approximately $6 million.

   EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. The Company owns an interest of 50% or less in several joint ventures, primarily in the oilfield services segment. The Company's equity in the earnings of these affiliates was $780,000 in the first quarter of 1998 compared to $509,000 in the first quarter of 1997, reflecting improved operating results in Saudi Arabia. The Company received cash dividends from its 50% or less-owned affiliates totaling $735,000 and $509,000 in the first quarter of 1998 and 1997, respectively.

   FOREIGN CURRENCY (GAIN) LOSS, NET. As a result of the fluctuation of the U.S. dollar against the major foreign currencies in which the Company conducts business, the Company recorded a net foreign currency gain of $407,000 in the first quarter of 1998 compared to a net loss of $393,000 in the first quarter of 1997.

   OTHER EXPENSE, NET. Other expense, net, decreased to $4.9 million in the first quarter of 1998 compared to $5.8 million in the first quarter of 1997. The decrease was primarily attributable to losses recorded in 1997 related to the sales of non-core businesses.

   INTEREST. Net interest expense decreased to $3.5 million in the first quarter of 1998 compared to $5.4 million in the first quarter of 1997, primarily as a result of the repayment of indebtedness during 1997 with cash provided from operations and the sale of non-core businesses.

   INCOME TAXES. The net income tax provision as a percentage of income before income taxes was 40% in the first quarter of 1998 compared to 35% in the first quarter of 1997. The higher effective tax rate in 1998 reflects the utilization of substantially all of the Company's U.S. net operating loss and tax credit carryforwards in 1997 and differences in the components and tax rates applicable to foreign taxable income.

                         LIQUIDITY AND CAPITAL RESOURCES

   The Company's operations provided cash of $28.2 million during the first three months of 1998 compared to $19.4 million during the first three months of 1997, primarily as a result of improved operating activity. Operating cash flow before changes in working capital accounts increased 16% to $56.2 million in the first three months of 1998 compared to the same period in 1997, reflecting the growth in the Company's operations. Changes in working capital and other operating accounts used cash of $28.0 million during the first quarter of 1998 compared to $28.9 million in the same period of 1997. Working capital of $320.5 million at March 31, 1998 increased 3% compared to December 31, 1997. Net capital expenditures increased to $24.8 million during the three months ended March 31, 1998 compared to $15.5 million for the same period in 1997. Management anticipates that the Company's future capital spending levels will continue to be influenced by market opportunities and growth in the Company's operations.

   Pursuant to a stock repurchase program announced in December 1997, the Company purchased 1,040,300 shares of common stock during the first quarter of 1998 at an average price of $35.98 per share.

   The Company's consolidated indebtedness increased slightly to $215.0 million at March 31, 1998 from $211.9 million at December 31, 1997, primarily as a result of short-term U.S. working capital borrowings. The Company's ratio of total debt to total capitalization remained under 20% at March 31, 1998.

   The Company has outstanding $200 million of publicly-held 7 1/4% notes due May 15, 2006 (the "7 1/4% Notes"). IntereST ON the 7 1/4% Notes is payable semi-annually on May 15 and November 15 of each year.

   The Company also has a $200 million revolving credit facility (the "Revolving Credit Facility"), which extends through October 24, 2002. Amounts outstanding under the Revolving Credit Facility accrue interest at a variable rate ranging from 0.25% to 0.625% above a specified Eurodollar rate, depending on the credit ratings assigned to the 7 1/4% Notes. A commitment fee ranging from 0.09% to 0.20% per annum, depending on the credit ratings assigned to the 7 1/4% Notes, is payable quarterly on the unused portion of the Revolving Credit Facility. The Company is required under the Revolving Credit Facility to maintain certain financial ratios, including a maximum debt-to-capitalization ratio of 50%.

   At March 31, 1998, the Company had $200 million available to borrow under the Revolving Credit Facility. The Company also has various credit facilities available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations and certain retrospective premium adjustments under insurance policies. The Company had a total of $15.3 million of letters of credit and bid and performance bonds outstanding at March 31, 1998.

   The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. Management believes that the Company will achieve year 2000 compliance through a combination of upgrading to new releases of existing software with new fully compliant systems by mid-1999. Management believes that the expenses and capital expenditures associated with achieving year 2000 compliance will not have a materially adverse impact on the financial condition, results of operations or liquidity of the Company. The Company is currently gathering information from its key suppliers, vendors and financial institutions regarding year 2000 compliance. The inability of these key outside parties to achieve year 2000 compliance could have a material impact on the Company's operations.

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

   The Company enters into forward exchange contracts only as a hedge against certain existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting existing assets and liabilities denominated in foreign currencies, such exposure resulting primarily from trade receivables and payables and intercompany loans. The future value of these contracts and the related currency positions are subject to offsetting market risk resulting from foreign currency exchange rate volatility. Settlement of forward exchange contracts resulted in net cash inflows totaling $0.8 million and $2.4 million during the first three months of 1998 and 1997, respectively.

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

   Like most multinational oilfield service companies, the Company has operations in certain international areas, including parts of the Middle East, North and West Africa, Latin America, the Asia-Pacific region and the Commonwealth of Independent States (the "CIS"), that are inherently subject to risks of war, political disruption, civil disturbance and policies that may disrupt oil and gas exploration and production activities, restrict the movement of funds, lead to U.S. government or international sanctions or limit access to markets for periods of time. Historically, the economic impact of such disruptions has been temporary and oil and gas exploration and production activities have resumed eventually in relation to market forces. Certain areas, including the CIS, Algeria, Nigeria, and parts of the Middle East, the Asia Pacific region and Latin America, have been subjected to political disruption or social unrest in the past twelve months. Generally, business interruptions resulting from civil or political disruptions negatively impact near-term results of operations; however, management believes that it is unlikely that any specific business disruption caused by existing or foreseen civil or political instability will have a materially adverse impact on the financial condition or liquidity of the Company.

   The Company has not declared dividends on Common Stock since December 1982 and management does not anticipate paying dividends on Common Stock at any time in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)   Exhibits

                None.

          (B) Reports on Form 8-K

                Current Report on Form 8-K dated March 4, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WEATHERFORD ENTERRA, INC.
                                        (Registrant)

Date:  May 14, 1998                 By:  NORMAN W. NOLEN
                                         NORMAN W. NOLEN
                                         Senior Vice President, Chief Financial
                                         Officer & Treasurer